Form 10-Q
period 2008-01-31
ArcSight Inc
filed 2008-03-17
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
Commission File Number 001-33923
ArcSight, Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware	52-2241535
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
5 Results Way
Cupertino, California 95014
(Address of Principal Executive Offices, including Zip Code)
(408) 864-2600
(Registrant’s Telephone Number, including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of March 1, 2008: 31,006,346 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended January 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	January 31,	April 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,231	$16,917
Accounts receivable, net	9,399	15,554
Capitalized software licenses, current	1,998	249
Other prepaid expenses and current assets	2,786	2,207

Total current assets	35,414	34,927
Restricted cash	842	842
Income taxes receivable	738	761
Property and equipment, net	4,915	2,753
Goodwill	5,746	5,746
Acquired intangible assets, net	2,304	2,734
Capitalized software licenses, non-current	589	394
Other long-term assets	3,863	833

Total assets	$54,411	$48,990

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$834	$2,846
Accrued compensation and benefits	6,154	6,678
Obligations for software licenses	2,427	551
Other accrued liabilities	3,590	3,869
Deferred revenues, current	28,678	24,794

Total current liabilities	41,638	38,738
Deferred revenues, non-current	2,734	4,794
Other long-term liabilities	1,709	328

Total liabilities	46,126	43,860
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share; aggregate liquidation preference of $26,918 as of January 31, 2008 (unaudited) and April 30, 2007; 21,601,752 shares authorized as of January 31, 2008 (unaudited) and April 30, 2007; 13,041,062 and 13,032,497 shares issued and outstanding as of January 31, 2008 (unaudited) and April 30, 2007, respectively	26,758	26,758
Common stock, $0.00001 par value per share; 32,500,000 shares authorized as of January 31, 2008 (unaudited) and April 30, 2007; 10,990,993 and 10,620,041 issued and outstanding as of January 31, 2008 (unaudited) and April 30, 2007, respectively	—	—
Additional paid-in capital	27,391	23,479
Deferred stock-based compensation	(169)	(554)
Accumulated other comprehensive income (loss)	(48)	13
Accumulated deficit	(45,647)	(44,566)

Total stockholders’ equity	8,285	5,130

Total liabilities and stockholders’ equity	$54,411	$48,990

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Products	$17,698	$10,209	$45,573	$26,883
Maintenance	7,380	4,611	19,627	12,379
Services	2,593	1,914	6,969	5,191

Total revenues	27,671	16,734	72,169	44,453

Cost of revenues:
Products	1,487	625	3,301	1,674
Maintenance (1)	1,456	851	4,083	2,501
Services (1)	1,454	847	3,894	2,731

Total cost of revenues	4,397	2,323	11,278	6,906

Gross profit	23,274	14,411	60,891	37,547
Operating expenses (1):
Research and development	5,063	3,636	14,170	10,569
Sales and marketing	12,760	9,226	37,367	24,689
General and administrative	2,939	2,125	9,927	5,986

Total operating expenses	20,762	14,987	61,464	41,244

Income (loss) from operations	2,512	(576)	(573)	(3,697)
Interest income	158	189	422	449
Other income and expense, net	(60)	(58)	(284)	(134)

Income (loss) before provision for income taxes	2,610	(445)	(435)	(3,382)
Provision for income taxes	257	97	514	292

Net income (loss)	$2,353	$(542)	$(949)	$(3,674)

Net income (loss) per common share, basic	$0.22	$(0.05)	$(0.09)	$(0.38)

Net income (loss) per common share, diluted	$0.09	$(0.05)	$(0.09)	$(0.38)

Shares used in computing basic net income (loss) per common share	10,829	10,153	10,609	9,571

Shares used in computing diluted net income (loss) per common share	27,458	10,153	10,609	9,571

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$24	$1	$62	$2
Cost of services revenues	23	3	69	7
Research and development	293	136	940	358
Sales and marketing	771	110	1,912	205
General and administrative	171	98	432	270
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:
Net loss	($949)	($3,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,364	1,009
Amortization of acquired intangibles	430	346
Gain (loss) on disposal of property and equipment	(7)	3
Stock-based compensation	3,415	842
Provision for allowance for doubtful accounts	33	50
Changes in operating assets and liabilities:
Accounts receivable	6,122	(1,958)
Prepaid expenses and other assets	1,024	(265)
Income taxes receivable	23	114
Accounts payable	(2,012)	85
Accrued compensation and benefits	(524)	1,523
Other accrued liabilities	731	269
Deferred revenues	1,824	11,341

Net cash provided by operating activities	11,474	9,685

Cash flows from investing activities:
Acquisition of Enira Technologies, LLC	—	(7,209)
Purchase of property and equipment	(3,524)	(1,489)
Proceeds from sales of property and equipment	13	—

Net cash used in investing activities	(3,511)	(8,698)

Cash flows from financing activities:
Initial public offering preparation costs	(3,002)	—
Proceeds from exercise of stock options, net of repurchases	839	543
Payments of capital lease and software license obligations	(1,425)	(270)

Net cash provided by (used in) financing activities	(3,588)	273

Effect of exchange rate changes on cash	(61)	16

Net increase in cash and cash equivalents	4,314	1,276
Cash and cash equivalents at beginning of period	16,917	16,443

Cash and cash equivalents at end of period	$21,231	$17,719

Supplemental information:
Income taxes paid	276	128
Common stock issued to non-employee for settlement of preferred stock financing costs and for consulting services	—	178
Issuance of restricted stock in connection with acquisition of Enira Technologies, LLC	—	808
Common stock issued for acquisition of Enira Technologies, LLC	—	1,538
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  Description of Business
     ArcSight, Inc. (“ArcSight” or the “Company”) is a leading provider of security and compliance management software solutions that intelligently mitigate business risk for enterprises and government agencies. Much like a “mission control center,” the Company’s ESM platform delivers a centralized, real-time view of disparate digital alarms, alerts and status messages, which the Company refers to as events, across geographically dispersed and heterogeneous business and technology infrastructures. The Company’s software correlates massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to external threats, insider threats and compliance and corporate policy violations. ArcSight also provides complementary software that delivers pre-packaged analytics and reports tailored to specific security and compliance initiatives, as well as appliances that streamline threat response, event log archiving and network configuration. The Company is headquartered in Cupertino, California, and was incorporated on May 3, 2000 under the laws of the state of Delaware.
2.  Significant Accounting Policies
Basis of Presentation and Consolidation
     The condensed consolidated balance sheet as of April 30, 2007 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Prospectus dated February 14, 2008, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
     On November 20, 2007, the Board of Directors and the Company’s stockholders approved a 1-for-4 reverse stock split of the Company’s outstanding shares of common stock and convertible preferred stock (the “Reverse Split”). All authorized, reserved, issued and outstanding common stock, convertible preferred stock and per share amounts contained in the condensed financial statements have been retroactively adjusted to reflect the Reverse Split.
     On June 2, 2006, the Company completed the acquisition of substantially all of the assets of Enira Technologies, LLC, a privately-held provider of solutions for responding to network security compromises. The accompanying consolidated financial statements include the combined activity since the date of the acquisition.
Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of January 31, 2008, the consolidated statements of operations for the three and nine months ended January 31, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended January 31, 2008 and 2007 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2008, its results of operations for the three and nine months, and its cash flows for the nine months ended January 31, 2008 and 2007. The results of operations for the three and nine months ended January 31, 2008 are not necessarily indicative of the results to be expected for fiscal 2008 or for any other interim period or for any other future year.

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates are used for, but are not limited to, revenue recognition, determination of fair value of stock awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, allowances for doubtful accounts, and accrued liabilities. Actual results may differ from those estimates, and such differences may be material to the financial statements.
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with a bank and are stated at cost, which approximates fair value.
Fair Value of Financial Instruments
     The carrying amounts of cash equivalents, restricted cash, trade accounts receivable, accounts payable, other accrued liabilities and derivative financial instruments approximate their respective fair values due to their relative short-term maturities.
Foreign Currency Translation/Transactions
     The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect on the balance sheet dates.
     Net foreign currency transaction gains (losses) of approximately $2,000 and ($49,000) for the three months, and ($0.1 million) and ($0.1 million), for the nine months ended January 31, 2008 and 2007, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense.
Derivative Financial Instruments
     The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other expense in the consolidated statements of operations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
Concentration of Credit Risk and Business Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company is exposed to credit risk in the event of default by the financial institution holding its cash and cash equivalents to the extent recorded on its balance sheet. Risks associated with cash equivalents are mitigated by banking with high-credit quality institutions. To date, the Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions.
     The Company sells its products and maintenance and services to customers and resellers in the Americas, Europe and Asia, with the majority of its sales in United States. The Company monitors its exposure within accounts receivable and records an allowance against doubtful accounts as necessary. The Company performs ongoing credit evaluations of its customers and extends credit in the normal course of business and generally does not require collateral. Historically, the Company has not experienced significant credit losses on its accounts receivable. Management believes that any risk of loss for trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers.
     The majority of ArcSight’s revenues are derived from sales of the ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company has introduced complementary appliance products in fiscal 2007 for which the Company uses a single source for manufacture and fulfillment of the appliance product, the Company’s revenues and operating results will continue to depend substantially on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors beyond the Company’s control including, the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise security and compliance management solutions and other risks. If the Company is unable to continue to meet customer demands or achieve more widespread market acceptance of ArcSight ESM, its business, operating results, financial condition and growth prospects will be adversely affected.
Revenue Recognition
     The Company derives its revenues from three sources: (1) sales of software licenses and related appliances (“products”); (2) fees for maintenance to provide unspecified upgrades and customer technical support; and (3) fees for services, which includes services performed in connection with time-and-materials based consulting agreements (“maintenance” and “services”).
     For all sales, revenues are subject to the guidance and requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”).
     The Company enters into software license agreements through direct sales to customers and through resellers. The license agreements include post-contract customer support and may include professional services deliverables. Post-contract customer support includes rights to receive unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and Internet and telephone access to technical support personnel and content. Professional services include installation and implementation of the Company’s software and customer training. Professional services are not essential to the functionality of the associated licensed software.
     For all sales, revenues attributable to an element in a customer arrangement are recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is reasonably assured.
     The Company typically uses a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of the Company’s shrinkwrap or end-user license agreement as evidence of an arrangement. In circumstances where the customer does not issue purchase orders separate from a signed contract, the Company uses the signed contract as evidence of the arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.
     Resellers and systems integrators purchase products for specific end users and do not hold inventory. Resellers and systems integrators perform functions that include delivery to the end customer, installation or integration and post-sales service and support. The agreements with these resellers and systems integrators have terms that are generally consistent with the standard terms and conditions for the sale of the Company’s products and services to end users and do not provide for product rotation or pricing allowances. Revenues on sales to resellers and systems integrators are recognized after delivery to the end user on a sell-through basis, provided all other criteria for revenue recognition have been met.
     At the time of each transaction, the Company assesses whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after the Company’s normal payment terms, currently up to three months (payment terms beyond three months are considered to be extended terms), or if as a result of customer acceptance provisions, the price is subject to refund or forfeiture, concession or other adjustment, then the Company considers the fee not to be fixed or determinable. In the limited instances in which these cases occur, revenues are deferred and recognized when payments become due and payable, or the right to refund or forfeiture, concession or adjustment, if any, lapses upon customer acceptance.
     The Company assesses whether collection is reasonably assured based on a number of factors including the creditworthiness of the customer as determined by credit checks and analysis, past transaction history, geographic location and financial viability. The Company generally does not require collateral from customers. If the determination is made at the time of the transaction that collection of the fee is not reasonably assured, then all of the related revenues are deferred until the time that collection becomes reasonably assured, which in some cases requires the collection of cash prior to recognition of the related revenues.
     The Company uses shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance agreements is considered to occur on a straight-line basis over the life of the contract, typically 12 months.
     Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when such services are sold separately. For deliverables and multiple element arrangements subject to SOP 97-2, as amended by SOP 98-9, when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for the delivered elements in the arrangement, the Company recognizes revenues under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenues are deferred for the fair value of the undelivered elements. Revenues for the remainder of the arrangement fee attributed to the delivered elements (typically software licenses and appliances) are recognized when all of the applicable criteria in SOP 97-2 have been met. In the event that VSOE for maintenance services does not exist, and this represents the only undelivered element, revenues for the entire arrangement are recognized ratably over the performance period. Revenues from maintenance and support agreements are recognized on a straight-line basis over the life of the contract.
     Many of the Company’s product contracts include implementation and training services. When products are sold together with such services, license fees are recognized upon delivery, provided that (i) the criteria of software revenue recognition have been met, (ii) payment of the license fees is not dependent upon the performance of the services, and (iii) the services do not provide significant customization of the products and are not essential to the functionality of the software that was delivered. The Company does not provide significant customization of its software products. These services are recognized on a time-and-materials basis.
     The cost of providing the Company’s products and maintenance and services consists primarily of direct material costs for products and the fully burdened cost of the Company’s service organization for maintenance and services. Shipping and handling costs incurred for product shipments are recorded in cost of product revenues in the accompanying condensed consolidated statements of operations. If it becomes probable that the amount allocated to an undelivered element will result in a loss on that element of the arrangement, the loss is recognized pursuant to SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).
     Deferred revenues consist primarily of deferred product revenues, deferred maintenance fees and deferred services fees. Deferred revenues are recorded net of pre-billed services, post-contract customer support obligations for which the term has not commenced and invoices for cash basis customers. Deferred product revenues generally relate to product sales being recognized ratably over the term of the licensing arrangement, and, to a lesser extent, partial shipments when the Company does not have VSOE for the undelivered elements and products that have been delivered but await customer acceptance. Deferred maintenance fees and consulting services generally relate to payments for maintenance and consulting services in advance of the time of delivery of services. These deferred amounts are expected to be recognized as revenues based on the policy outlined above.
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of January 31, 2008 and April 30, 2007.
     The following describes activity in the allowance for doubtful accounts for the nine months ended January 31, 2008, and fiscal 2007 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2007	$54	$112	$(43)	$123
Nine months ended January 31, 2008 (unaudited)	$123	$33	$(23)	$133

(1)	Uncollectible amounts written off, net of recoveries.
Restricted Cash
     Restricted cash consists of a deposit in a money market account amounting to $0.8 million as of January 31, 2008 and April 30, 2007, that is held to secure a standby letter of credit required in connection with the operating lease for the Company’s headquarters in Cupertino, California.
Capitalized Software Licenses
     Capitalized software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. In accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” these purchases have been recorded on the accompanying consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. The capitalized software licenses are being amortized ratably over the terms of the agreements of two years and charged to cost of product revenues and cost of maintenance revenues as follows (1) $0.5 million and $42,000 to cost of product revenues for the three months ended January 31, 2008 and 2007, respectively, and $0.1 million to cost of maintenance revenues for the three months ended January 31, 2008, and (2) $1.3 million and $42,000 to cost of product revenues for the nine months ended January 31, 2008 and 2007, respectively, and $0.4 million to cost of maintenance revenues for the nine months ended January 31, 2008. No amortization of capitalized software licenses was included in the cost of maintenance revenues for the three and nine months ended January 31, 2007. For the nine months ended January 31, 2008, payments under these agreements amounted to $1.6 million with related interest expense of $0.2 million. During fiscal 2007, payments under these agreements amounted to $0.3 million with related interest expense of $17,000.
Impairment of Long-Lived Assets
     Long-lived assets, such as property, plant and equipment and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Among the factors and circumstances considered by management in determining assessments of recoverability are: (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; (v) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and (vi) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Under SFAS 144, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There have been no indicators of impairment and no impairment losses have been recorded by the Company in any period presented.
Property and Equipment, Net
     Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment of one to three years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the assets.
Business Combinations
     The Company accounts for business combinations in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires the purchase method of accounting for business combinations. In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.
     The Company must make valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and discount rates. The Company estimates fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Goodwill and Intangible Assets
     Goodwill is not amortized, but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore could have a significant impact on the Company’s future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of the projected discounted cash flows and, should different conditions prevail, material write-downs of net intangible assets could occur. The Company periodically reviews the estimated remaining useful lives of its acquired intangible assets. A reduction in its estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.
     The Company tests goodwill for impairment annually on the first day of the third quarter or more frequently if events merit. The Company performs this fair-value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Future goodwill impairment tests could result in a charge to earnings.
Software Development Costs
     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” costs incurred for the development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage using the working model approach. To date, the period of time between the establishment of a technologically feasible working model and the subsequent general release of the product have been of a relatively short duration of time and have resulted in insignificant amounts of costs qualifying for capitalization for all years presented. Thus, all software development costs have been expensed as incurred in research and development expense.

Research and Development Expenses
     The Company expenses research and development expenses in the period in which these costs are incurred.
Advertising Expenses
     Advertising costs are expensed as incurred. The Company incurred advertising expenses of $57,000 and $0.1 million for the three months, and $0.2 million and $0.3 million for the nine months, ended January 31, 2008 and 2007, respectively.
Income Taxes
     The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Stock-Based Compensation Expense
     Prior to May 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. The Company amortizes deferred stock-based compensation using the multiple option method as prescribed by FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans” (“FIN 28”) over the option vesting period using an accelerated amortization schedule, which results in amortization to expense over the grant’s vesting period, which is generally four years.
     Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the prospective transition method. In accordance with SFAS 123R, measurement and recognition of compensation expense for all share-based payment awards made to employees and directors beginning on May 1, 2006 is recognized based on estimated fair values. SFAS 123R requires nonpublic companies that used the minimum value method under SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, the Company continues to apply APB 25 in future periods to unvested equity awards outstanding at the date of adoption of SFAS 123R that were measured using the intrinsic value method. In addition, the Company continues to amortize those awards granted prior to May 1, 2006 using the multiple option method as prescribed by FIN 28, as described above. In accordance with SFAS 123R, the Company uses the Black-Scholes pricing model to determine the fair value of the stock options on the grant dates for stock awards made on or after May 1, 2006, and the Company amortizes the fair value of share-based payments on a straight-line basis.
Comprehensive Income (Loss)
     The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income. The Company’s accumulated other comprehensive income (loss) consisted solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The tax effects on the foreign currency translation adjustments have not been significant.
Accounting Changes
     The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on May 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. As of January 31, 2008, the liability for uncertain tax positions increased to $0.2 million. As of the date of adoption, the Company also recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect to the beginning balance of accumulated deficit or the net balance sheet. As of January 31, 2008, the unrecognized tax benefit of $1.4 million increased to $1.8 million, all of which is offset by a full valuation allowance. The Company’s total unrecognized tax benefit as of the May 1, 2007 adoption date and as of January 31, 2008 was $1.5 million and $2.1 million, respectively. In addition, as of January 31, 2008, the Company had $0.2 million of unrealized tax benefits that, if recognized, would affect its effective tax rate for the nine months ended January 31, 2008. In addition, the Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.
     The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2006 remain open to examination by U.S. and state tax authorities, and the tax years 2005 and 2006 remain open to examination by the foreign tax authorities.
     The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of January 31, 2008, the Company had approximately $11,000 of accrued interest or penalties associated with unrecognized tax benefits.
Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair-value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its consolidated results of operations, financial position and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The Company is currently evaluating the effect, if any, the adoption of SFAS 159 will have on its consolidated results of operations, financial position and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R at the beginning of our 2010 fiscal year, or May 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity.  SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  No gains or losses will be recognized on partial disposals of a subsidiary where control is retained.  In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008.  We will adopt the statement on May 1, 2009, which is the beginning of our 2010 fiscal year.
3.  Net Income (Loss) Per Common Share
     Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive securities consisting of convertible preferred stock, stock options, common stock subject to repurchase and warrants were included in the diluted net income per common share computation, but were not included in the diluted net loss per common share computation for any period presented because the inclusion of such shares would have had an anti-dilutive effect.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Nine months ended
	January 31,		January 31,
	2008	2007	2008	2007
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$2,353	($542)	($949)	($3,674)

Denominator for basic net income (loss) per share:
Weighted-average shares, net of weighted-average shares subject to repurchase	10,829	10,153	10,609	9,571

Denominator for diluted net income (loss) per share:
Shares used above, basic	10,829	10,153	10,609	9,571
Stock options	2,493	—	—	—
Warrants to purchase common stock and convertible preferred stock	14	—	—	—
Convertible preferred stock (as converted)	13,993	—	—	—
Shares subject to repurchase	129	—	—	—

Denominator for diluted net income (loss) per share:	27,458	10,153	10,609	9,571

Net income (loss) per common share:
Basic	$0.22	$(0.05)	$(0.09)	$(0.38)

Diluted	$0.09	$(0.05)	$(0.09)	$(0.38)

     The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities (i.e., convertible preferred stock, common stock options, common stock subject to repurchase and warrants) that were excluded from the computation of diluted net loss per share for the periods presented except for the three months ended January 31, 2008 which had diluted net income per share, because including them would have had an anti-dilutive effect (in thousands):

	Three months ended		Nine months ended
	January 31,		January 31,
	2008	2007	2008	2007
Convertible preferred stock (as converted)	—	13,984	13,989	13,984
Options to purchase common stock	—	2,444	2,619	2,472
Common stock subject to repurchase	—	331	174	420
Warrants to purchase common stock and convertible preferred stock (as converted)	—	22	17	22

Total	—	16,781	16,799	16.898

4.  Acquisition of Enira Technologies, LLC
     On June 2, 2006, the Company completed the acquisition of substantially all of the assets of Enira Technologies, LLC (“Enira”), a privately-held provider of solutions for responding to network security compromises. Enira’s core product, Network Response, was an appliance-based solution that speeds the time to threat remediation by automating the error-prone and time-consuming network discovery and network change/configuration tasks without altering an organization’s existing infrastructure. Through this acquisition, the Company acquired the predecessor products to its TRM and NCM appliance products.
     The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. Assets acquired and liabilities assumed were recorded at their fair values as of June 2, 2006.
     The total purchase price of $8.7 million was comprised of (in thousands):

Cash consideration for members of Enira	$7,000
Fair value of common stock issued(1)	1,538
Estimated acquisition-related costs(2)	209

Total consideration	$8,747

(1)	The members of Enira received $7.0 million in aggregate cash consideration and 253,038 shares of the Company’s common stock. The fair value of ArcSight’s shares issued was based on a per share value of $6.08, which was equal to its then deemed fair value.

(2)	The acquisition-related costs consist primarily of legal and accounting fees and other directly related costs.
     The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets and assumed contractual obligations and related contingent liabilities, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $5.7 million.
     In connection with the Enira acquisition, 132,879 additional shares of restricted common stock were issued to Enira employees who accepted employment with the Company. These shares are subject to a two-year vesting requirement based on continued employment by these former Enira employees. The fair value of these restricted shares amounted to $0.8 million and was based on a per share value of $6.08. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” the total fair value of these shares is being accounted for as deferred compensation expense and is being amortized on a straight-line basis over the term of the required post-combination services. The related compensation amounts were $0.1 million and $0.1 million for the three months, and $0.3 million and $0.3 million for the nine months ended January 31, 2008 and 2007, respectively.
     The following condensed balance sheet data presents the respective fair values of the assets and liabilities acquired (in thousands):

Accounts receivable	$67
Inventory	32
Other assets	15
Goodwill	5,746
Intangible assets	3,210
Liabilities	(323)

Total	$8,747

     The estimated fair value of identified intangible assets and the useful lives assigned to them at the time of acquisition are as follows (dollars in thousands):

		Estimated Weighted-
		Average
		Useful Lives
	Purchase Price	in Years
Core and developed technologies	$1,970	5.00
Customer installed-base relationships	80	6.00
Employee non-compete agreements	1,160	5.00

Total	$3,210	5.02

     The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill, and is deductible for federal tax purposes. The Company has excluded from the purchase price allocation 164,473 shares to be issued upon achievement of specified milestones by April 30, 2007 as the issuance of such shares was considered to be remote at the time of the acquisition. No additional shares will be issued as the specified milestones were not achieved as of April 30, 2007.
     Pro forma financial information presenting the results of continuing operations of the Company and Enira for the nine months ended January 31, 2007, including this acquisition have not been presented as the historical operations of Enira were not material to the Company’s consolidated financial statements. The total amortization expense related to intangible assets was $0.1 million and $0.1 million for the three months, and $0.4 million and $0.3 million for the nine months ended January 31, 2008 and 2007, respectively.
     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the expected benefits to be received.
     The gross carrying amount and net book value of goodwill and intangible assets as of April 30, 2007 and January 31, 2008 are as follows (in thousands):

	As of April 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Core and developed technologies	$1,970	$(139)	$1,831
Customer installed-base relationships	80	(19)	61
Employee non-compete agreements	1,160	(318)	842

Total	$3,210	$(476)	$2,734

Goodwill			$5,746

	As of January 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Intangible assets:
Core and developed technologies	$1,970	$(361)	$1,609
Customer installed-base relationships	80	(32)	48
Employee non-compete agreements	1,160	(513)	647

Total	$3,210	$(906)	$2,304

Goodwill			$5,746

     There was no impairment of goodwill or intangible assets for any of the periods presented.

     As of January 31, 2008, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
Fiscal Year Ending April 30;	Expense
Remaining 2008	$143
2009	842
2010	889
2011	425
2012	5

Total	$2,304

5.  Balance Sheet Details
     Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of January 31,	As of April 30,
	2008	2007
Computers and equipment	$5,869	$4,898
Furniture and fixtures	1,023	451
Software	725	576
Leasehold improvements	2,009	640

	9,626	6,565
Less: accumulated depreciation and amortization	(4,711)	(3,812)

Property and equipment, net	$4,915	$2,753

     Depreciation expense was $0.4 million and $0.3 million for the three months, and $1.2 million and $0.7 million for the nine months ended January 31, 2008 and 2007, respectively. Amortization expense was $0.1 million and $0.1 million for the three months, and $0.2 million and $0.3 million for the nine months ended January 31, 2008 and 2007, respectively.
Accrued Compensation and Benefits
     Accrued compensation and benefits consist of the following (in thousands):

	As of January 31,	As of April 30,
	2008	2007
Accrued commissions	$990	$2,016
Accrued bonus	2,938	2,572
Accrued payroll taxes	533	591
Accrued vacation	1,647	1,296
Other compensation and benefits	46	203

Total accrued compensation and benefits	$6,154	$6,678

     Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of January 31,	As of April 30,
	2008	2007
Deferred product revenues	$8,976	$10,316
Deferred maintenance revenues	18,677	17,051
Deferred services revenues	3,759	2,221

Total deferred revenues	31,412	29,588
Less deferred revenues, current portion	(28,678)	(24,794)

Deferred revenues, non-current	$2,734	$4,794

6.  Indemnification and Warranties
     The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) the Company’s bylaws, under which it must indemnify directors, and may indemnify officers and employees, for liabilities arising out of their relationship, (iii) contracts under which the Company may be required to indemnify customers or resellers against third-party claims, including claims that a Company product infringes a patent, copyright or other intellectual property right, and (iv) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
     The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and has not recorded any related accruals.
     The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company did not provide for a warranty accrual as of January 31, 2008 or April 30, 2007.
7.   Stockholders’ Equity
     The Company is authorized to issue two classes of stock totaling 54,101,752 shares, of which 21,601,752 are designated as preferred stock and 32,500,000 are designated as common stock, each with a par value of $0.00001 per share.
Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

	As of January 31,	As of April 30,
	2008	2007
Options available for future grant under the 2002 Stock Plan	552,106	1,675,840
Options outstanding under the stock option plans	6,525,594	5,772,812
Conversion of convertible preferred stock	13,996,097	13,987,532
Warrants to purchase convertible preferred stock and common stock	10,641	19,206

Total shares reserved	21,084,438	21,455,390

     Stock Plans
     2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan provides for both the award of restricted stock and the grant of options, which includes both incentive and nonstatutory stock options. The Company ceased issuing awards under the 2000 Stock Incentive

Plan upon the implementation of the 2002 Stock Plan, which is described below. Likewise, the Company will not grant any additional awards under its 2000 Stock Incentive Plan following the Company’s initial public offering (“IPO”). These options generally expire ten years from the date of grant and are exercisable at any time after the date of grant. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. The Company is not obligated to but has the right to repurchase the vested shares at the fair market value of the vested shares if the participant’s service is terminated for any reason. The repurchase right terminates with respect to the vested shares upon the first sale of common stock of the Company to the general public pursuant to a Registration Statement filed with and declared effective by the Securities and Exchange Commission under the Securities Act of 1933, as amended.
     2002 Stock Plan.  In March 2002, the Board of Directors adopted the 2002 Stock Plan, as amended, and the Company’s stockholders approved the 2002 Stock Plan. 4,020,074 shares were originally authorized for issuance under this plan. In addition, 93,940 shares were rolled over from the 2000 Stock Incentive Plan, 18,911 shares were cancelled or repurchased under the 2000 Stock Incentive Plan and the Board of Directors has authorized a net increase of an additional 5,964,807 shares for issuance. The 2002 Stock Plan provides for either the award of stock purchase rights or the grant of options, which includes both incentive and nonstatutory stock options. Options have been granted under the 2002 Stock Plan to employees, directors and service providers at exercise prices not less than 85% of the fair market value of such shares as determined by the Company’s Board of Directors as of the grant date (and not less than 110% of such fair market value for grants to any person who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company as of the grant date). Options granted under the 2002 Stock Plan generally expire ten years from the date of grant and are exercisable either (i) at any time after the date of grant or (ii) as such stock options vest. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. All shares issued upon exercise are subject to a right of first refusal, which terminates when the common stock of the Company is readily tradable on an established securities market.
     Stock Plan Activity
     A summary of the option activity under the 2000 Stock Incentive Plan and the 2002 Stock Plan for the nine months ended January 31, 2008, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	Per Share	Term (Years)	Value
					(in thousands)
Options outstanding as of April 30, 2007	1,675,840	5,772,812	$3.95	8.31	$31,003
Options granted	(1,459,926)	1,459,926	10.00
Options exercised	—	(375,713)	2.24
Options canceled	331,431	(331,431)	5.70
Shares repurchased	4,761	—

Options outstanding as of January 31, 2008	552,106	6,525,594	5.31	8.06	30,589

Vested and expected to vest as of January 31, 2008, net of anticipated forfeitures		5,827,355	5.31	8.06	27,316

Vested and exercisable as of January 31, 2008		3,016,868	2.92	7.10	21,352

     The aggregate intrinsic value shown in the table above is equal to the difference between the per share exercise price of the underlying stock options and $10.00, the fair value of the Company’s common stock as of January 31, 2008.

     The following table summarizes additional information regarding outstanding options as of January 31, 2008:

	Options Outstanding
		Weighted-	Options Vested and Exercisable
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price Per Share
$ 0.12	3,923	4.21	3,923	$0.12
0.16	392,944	4.94	392,944	0.16
0.24	356,523	5.96	356,314	0.24
0.36	45,625	6.31	42,394	0.36
0.40	39,375	3.45	39,375	0.40
0.48	237,187	6.68	195,460	0.48
0.80	813,898	7.01	595,726	0.80
4.00	807,651	7.41	512,700	4.00
6.08	765,176	8.23	347,179	6.08
6.80	1,457,575	8.96	435,264	6.80
9.32	192,750	9.21	16,368	9.32
10.00	1,412,967	9.67	79,221	10.00

	6,525,594	8.06	3,016,868	$2.92

8.  Stock-Based Compensation
     For the three and nine months ended January 31, 2008 and 2007, respectively, the Company recorded stock-based compensation as described below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Stock-based compensation under SFAS 123R	$1,162	$182	$3,035	$352
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	19	65	77	221
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	101	101	303	269

Total	$1,282	$348	$3,415	$842

Adoption of SFAS 123R
     On May 1, 2006, the Company adopted SFAS 123R, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in stock-based payment transactions. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R superseded the Company’s previous accounting under APB 25 beginning May 1, 2006.
     The Company adopted SFAS 123R using the prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of fiscal 2007. The consolidated financial statements as of the three and nine months ended January 31, 2008 and 2007, reflect the impact of SFAS 123R. In accordance with the prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
     Effective with the adoption of SFAS 123R, the fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. As there has been no public market for the Company’s common stock prior to the IPO, the Company has determined the volatility for options granted in fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted average measures of this peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual term of the Company’s options. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. As the Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. The Company applied an estimated annual forfeiture rate, based on its historical forfeiture experience during the previous six years, in determining the expense recorded in its consolidated statement of operations.
     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. No income tax benefit was realized from stock option exercises during the three or nine months ended January 31, 2008 and 2007. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
     Valuation and Expense Information under SFAS 123R
     The weighted-average fair value calculations for options granted within the period are based on the following weighted average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Risk-free interest rate	4.04%	5.00%	4.48%	5.00%
Weighted average expected volatility	54%	66%	56%	66%
Weighted average expected life (years)	5.28	5.25	5.26	5.25
Weighted average fair value per share of common stock	$5.24	$4.16	$5.36	$4.05
     The compensation costs that have been included in our results of operations for these stock-based compensation arrangements for the three and nine months ended January 31, 2008 and 2007, respectively, as a result of the Company’s adoption of SFAS 123R, were as follows (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Cost of maintenance revenues	$24	$1	$62	$2
Cost of services revenues	23	3	69	7

SFAS 123R expense included in gross profit	47	4	131	9

Operating expenses:
Research and development	293	136	940	358
Sales and marketing	771	110	1,912	205
General and administrative	171	98	432	270

SFAS 123R expense included in operating expenses	1,235	344	3,284	833

SFAS 123R expense included in net income (loss)	$1,282	$348	$3,415	$842

SFAS 123R expense included in basic net income (loss) per share	$0.12	$0.03	$0.32	$0.09

SFAS 123R expense included in diluted net income (loss) per share	$0.05	$0.03	$0.32	$0.09

     Because the amount of stock-based compensation associated with our cost of production is not significant, we did not capitalize any stock-based compensation cost as part of inventory and fixed assets during the three or nine months ended January 31, 2008 and 2007.
     As of January 31, 2008 and April 30, 2007, there were $11.5 million and $7.4 million, respectively, of total unrecognized compensation expenses under SFAS 123R, net of estimated forfeitures, related to stock options that the Company will amortize over the next four fiscal years.
APB 25 Intrinsic Value Charges
     Given the absence of an active market for the Company’s common stock, the Company’s Board of Directors historically determined the fair value of the Company’s common stock in connection with the Company’s grant of stock options and stock awards. The Company’s Board of Directors made such determinations based on the business, financial and venture capital experience of the individual directors along with input from management. In January 2006, the Company engaged Financial Strategies Consulting Group, an unrelated third-party valuation firm as described by AICPA Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” to advise the Board of Directors in determining the fair value of its common stock.
     As a result of management’s reassessment of the fair value of the Company’s common stock at the grant dates of options granted to purchase common stock in fiscal 2004 and 2005, deferred stock compensation has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FIN 28. Amortization of the deferred compensation was $19,000 and $65,000 for the three months ended, and $77,000 and $0.2 million, for the nine months ended January 31, 2008 and 2007, respectively. All options granted in and after fiscal 2006 were issued with exercise prices equal to the fair value.
Restricted Stock Awards for Enira Acquisition
     In connection with the acquisition of Enira Technologies, LLC, 132,879 shares of restricted common stock that were subject to two-year vesting were issued. See Note 4 “Acquisition of Enira Technologies, LLC.” During the nine months ended January 31, 2008, 66,441 shares vested.
9.  Segment Information
     The Company operates in one industry segment selling security and compliance management solutions.
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for evaluating financial performance and allocating resources. There are no segment managers who are held accountable for operations below the consolidated financial statement level. Accordingly, the Company has determined that it operates in a single reportable segment.
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of January 31, 2008 and April 30, 2007, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Total revenues by geography:
United States:
Products	$9,615	$6,914	$29,204	$19,526
Maintenance	5,515	3,766	15,223	10,062
Services	1,828	1,474	5,056	4,055

Total	16,958	12,154	49,483	33,643

EMEA:
Products	3,111	2,133	7,809	4,157
Maintenance	1,146	543	2,675	1,510
Services	480	204	1,090	620

Total	4,737	2,880	11,574	6,287

Asia Pacific:
Products	770	739	2,182	2,169
Maintenance	288	160	810	475
Services	151	193	407	342

Total	1,209	1,092	3,399	2,986

Other Americas:
Products	4,202	423	6,378	1,031
Maintenance	431	142	919	332
Services	134	43	416	174

Total	4,767	608	7,713	1,537

Total revenues	$27,671	$16,734	$72,169	$44,453

10.  Subsequent Events
Initial Public Offering
     In February 2008, the Company completed an initial public offering (“IPO”) of common stock in which it sold 6,000,000 shares of common stock and the Company’s selling stockholders sold 861,919 shares of common stock., at an issue price of $9.00 per share. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.3 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of $3.9 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 13,996,097  shares of common stock.
2007 Equity Incentive Plan
     On November 20, 2007, the Board of Directors and the Company’s stockholders approved the 2007 Equity Incentive Plan (the “2007 Equity Plan”), which became effective upon the Company’s IPO in February 2008. A total of 4,000,000 shares of the Company’s common stock were initially reserved for future issuance under the 2007 Equity Plan. The number of shares available for grant and issuance under the 2007 Equity Plan will be increased automatically on January 1 of each of 2009 through 2012 by an amount equal to 4% of the Company’s shares outstanding on the immediately preceding December 31, unless the Board of Directors, in its discretion, determines to make a smaller increase.
2007 Employee Stock Purchase Plan
     On November 20, 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s IPO in February 2008. A total of 1,000,000 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first eight years commencing with 2009 by the number of shares equal to 1% of the Company’s shares outstanding on the immediately preceding December 31, unless the Board of Directors, in its discretion, determines to make a smaller increase.
Increase in Authorized Common Stock
     In connection with the IPO and approval of the 2007 Equity Plan and the ESPP on November 20, 2007, the Board of Directors and the Company’s stockholders approved an increase in the authorized number of shares to 47,500,000 shares, and effective promptly following completion of the IPO, an increase to 150,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock (which became effective on February 20, 2008).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 30, 2007 included in the final prospectus for our initial public offering, or IPO, dated as of, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on February 14, 2008 (File No. 333-145974). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our final prospectus dated as of February 14, 2008. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We are a leading provider of security and compliance management software solutions that intelligently mitigate business risk for enterprises and government agencies. Much like a “mission control center,” our ESM platform delivers a centralized, real-time view of disparate digital alarms, alerts and status messages, which we refer to as events, across geographically dispersed and heterogeneous business and technology infrastructures. Our software correlates massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to external threats, insider threats and compliance and corporate policy violations. We also provide complementary software that delivers pre-packaged analytics and reports tailored to specific security and compliance initiatives, as well as appliances that streamline threat response, event log archiving and network configuration.
Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Sales of ESM Platform and Appliance Products to New Customers.  The market for security and compliance management software solutions is rapidly expanding, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM platform in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, a bundle of connectors, depending on the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific security and compliance issues and business risks. In addition, customers may purchase our TRM, Logger and NCM appliances to address their threat response, log archiving and network configuration needs. Our growth depends on our ability to sell our products to new customers.
     Continued Sales to Our Installed Base.  Many customers make an initial purchase from us and then decide whether to use our products with respect to a larger portion of their business and technology infrastructure or buy additional complementary products from us. Thus, a key component of our growth will be our ability to successfully maintain and further develop the relationships with our existing customers.
     Development and Introduction of New Products.  We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the security and compliance management market. Examples of new product introductions to date include our TRM, Logger and NCM appliances and our ArcSight Insider Threat Package and ArcSight

Compliance Insight Package for PCI products in fiscal 2007, as well as enhancements to our ESM platform such as the May 2007 introduction of features such as identity correlation and role-based management.
     Development of an Expanded Channel Network for Our Products.  We currently sell our products primarily through our direct sales force, although we do sell to government purchasers and internationally through resellers and system integrators. We believe further development of our sales channel will assist us in penetrating the mid-market, particularly as we expand our appliance-based offerings. In addition, it is likely that new appliance-based products that we develop will be sold more effectively through resellers and, if we are successful in introducing these new products, we will become more dependent on the development of an effective channel network. Further, motivating our channel partners to promote our products will be a key factor in the success of this strategy.
Sources of Revenues, Cost of Revenues and Operating Expenses
     Our sales transactions typically include the following elements: a software license fee paid for the use of our products in perpetuity or, in limited circumstances, for a specified term; an arrangement for first-year support and maintenance, which includes unspecified software updates and upgrades; and professional services for installation, implementation and training. We derive the majority of our revenues from sales of software products. We introduced complementary appliance products in fiscal 2007. We sell our products and services primarily through our direct sales force. Additionally, we utilize resellers and systems integrators, particularly in sales to government agencies and international customers.
     We recognize revenues pursuant to American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements, or collectively, SOP 97-2, which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts.
     Fiscal 2007 revenues included revenues related to sales transactions consummated in prior fiscal years for which revenue recognition was deferred as a result of undelivered product elements for which we did not have VSOE. In fiscal 2007, we either delivered these product elements, or we and our customers amended the contractual terms of these sales transactions to remove the undelivered product elements, resulting in recognition of revenues in fiscal 2007. Similarly, but to a lesser extent, revenues related to sales transactions consummated in fiscal 2007 were deferred and will be recognized in future years. The net impact of these transactions reduced revenues in the nine months ended January 31, 2007 by $2.4 million and increased revenues in the nine months ended January 31, 2008 by $2.6 million. In each case, the net impact caused our fiscal period-to-period revenue growth rate to appear lesser or greater, as applicable, than it otherwise would. As of April 30, 2007 and January 31, 2008, deferred revenues included $5.4 million and $2.8 million, respectively, related to transactions such as these.
     In addition, if we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. As a result, comparison of deferred revenues, which are recorded net of pre-billed services, post-contract customer support obligations for which the term has not commenced and invoices for cash basis customers, and analysis of changes in deferred revenues as they impact revenues in a particular period are difficult, absent information regarding these net-downs.
Product Revenues
     Product revenues consist of license fees for our software products and, beginning in fiscal 2007, also includes revenues for sales of our TRM, Logger and NCM appliance products. License fees are based on a number of factors, including the type and number of devices that our customer intends to monitor using our software as well as the number of users and locations. In addition to our core solution, some of our customers purchase additional licenses for optional extension modules that provide enhanced discovery and analytics capabilities. Sales of our appliance products consist of sales of the appliance hardware and associated perpetual licenses to the embedded software. We first introduced our TRM and NCM appliance products in June 2006 and our Logger appliance product in December 2006. Appliance fees are based on the number of appliances purchased and, in some cases, on the number of network devices with which our customer intends to use the appliances. We generally recognize product revenues at the time of product delivery, provided all other revenue recognition criteria have been met. We recognize revenues associated with products sold through distribution partners on a sell-through basis once either we or our distribution partner has a contractual agreement in place with the end user, the products have been delivered to the end user, collectibility is probable and all other revenue recognition criteria have been met.

     Historically, we have engaged in long sales cycles with our customers, typically three to six months and more than a year for some sales, and many customers make their purchase decisions in the last few weeks of a fiscal quarter, following procurement trends in the industry. Further, average deal size can vary considerably depending on our customers’ configuration requirements, implementation plan and budget availability. As a result, it is difficult to predict timing or size of product sales on a quarterly basis. In addition, we may fail to forecast sufficient production of our appliance products due to our limited experience with them, or we may be unable to physically deliver appliances within the quarter, depending on the proximity of the order to the end of the quarter. These situations may lead to delay of revenues until we can deliver products. The loss or delay of one or more large sales transactions in a quarter could impact our operating results for that quarter and any future quarters into which revenues from that transaction are delayed.
     As of April 30, 2007 and January 31, 2008, deferred product revenues were $10.3 million and $9.0 million, respectively. Included in deferred product revenues as of April 30, 2007 and January 31, 2008 were $4.9 million and $2.4 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of April 30, 2007 and January 31, 2008 were $5.4 million and $6.6 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. As of April 30, 2007 and January 31, 2008, deferred product revenues were $10.3 million and $9.0 million and include net-down adjustments of $2.6 million and $6.8 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to sales transactions invoiced during the period that are recognized as revenue upon cash receipt. Any such transactions included in accounts receivable and deferred revenue at period end are reflected on the balance sheet on a net basis. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Unaudited Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
Maintenance Revenues
     Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel and content. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance – standard and, for customers that require 24-hour coverage seven days a week, premium. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are deferred at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.
     As of April 30, 2007, deferred maintenance revenues were $17.1 million, of which $14.5 million represented current deferred maintenance revenues. As of January 31, 2008, deferred maintenance revenues were $18.7 million, of which $16.6 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of April 30, 2007 and January 31, 2008, deferred maintenance revenues were $17.1 million and $18.7 million and include net-downs of $0.9 million and $2.2 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Unaudited Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
Services Revenues
     Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers.
     As of April 30, 2007, deferred service revenues were $2.2 million, all of which represented current deferred services revenues. As of January 31, 2008, deferred service revenues were $3.8 million, all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of April 30, 2007 and January 31, 2008, deferred service revenues were $2.2 million and $3.8 million and include net-downs of $0.9 million and $0.5 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Unaudited Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
Cost of Revenues
     Cost of revenues for our software products consists of third-party royalties and license fees for licensed technology incorporated into our software product offerings. Cost of revenues for appliance products consists of the hardware costs of the appliances and, for certain appliance products, third-party royalties for licensed technology. The cost of product revenues is primarily impacted by the mix of software and appliance products as well as the relative ratio of royalty bearing products included in software sales transactions. Sales of our appliance products are generally at a lower margin than sales of our software products.
     Cost of maintenance revenues consists primarily of salaries and benefits related to maintenance personnel, other out-of-pocket expenses, and facilities and other related overhead.
     Cost of services revenues consists primarily of the salaries and benefits of personnel, travel and other out-of-pocket expenses, facilities and other related overhead that are allocated based on the portion of the efforts of such personnel that are related to performance of professional services, and cost of services provided by subcontractors for professional services. Services gross margin may fluctuate as a result of periodic changes in our use of third party service providers, resulting in lower margins for these services.
     We intend to increase sales to the mid-market, a goal that we believe will be aided by our recent introduction of our appliance products. We expect the percentage of our mid-market sales made through our distribution channel will be greater than it has been to date. We also expect a high percentage of our international sales to continue to be made through our distribution channel. Sales through the channel tend to be at a lower margin than direct sales. As a result, we may report lower margins in future periods than has been the case for prior periods.
Operating Expenses
     Research and Development Expenses.  Research and development expenses consist primarily of salaries and benefits of personnel engaged in the development of new products, the enhancement of existing products, quality assurance activities and, to a lesser extent, facilities costs and other related overhead. We expense all of our research and development costs as they are incurred. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our products.
     Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products and initial maintenance are typically earned and expensed when revenue recognition for the respective revenue elements commences and for services when the customer is invoiced. We also pay commissions for channel sales not only to our direct sales force but also to our channel sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers, systems integrators and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.
     General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and benefits related to general and administrative personnel and consultants; accounting and legal fees; insurance costs and facilities costs and other related overhead. We expect that, in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional insurance costs related to the growth of our business and additional legal, accounting and other expenses in connection with our reporting and compliance obligations as a public company.
     Other Income (Expense), Net.  Other income (expense), net consists of interest earned on our cash investments and foreign currency-related gains and losses. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Following the IPO, we had additional cash and cash equivalents of approximately

$46.3 million resulting from the net proceeds of the IPO, after deducting the underwriting discounts and estimated offering expenses. This will likely cause a substantial increase in our interest income compared to periods prior to the IPO. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates.
     Provision for Income Taxes.  Provision for income taxes consists of tax expense related to current period earnings, while income tax benefit consists of a recoupment of historical tax expenses due to losses in the then current reporting period. We have previously experienced a greater than 50% shift in our stock ownership, which creates annual limitations on our ability to use a portion of our net operating loss carry-forwards. As a result, our provision for income taxes and our resulting effective tax rate may be greater than if our net operating loss carry-forwards were available without limitation. In addition, our net operating loss carry-forwards may expire before we fully utilize them.
Critical Accounting Policies, Significant Judgments and Estimates
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs regarding likely occurrences in the future, given available information. Estimates are used for, but are not limited to, revenue recognition, determination of fair value of stock awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, accounting for uncertainties in income taxes, contingencies and litigation, allowances for doubtful accounts, and accrued liabilities. Actual results may differ from those estimates, and any differences may be material to our financial statements. Further, if we apply different factors, or change the method by which we apply the various factors that are used, in making our critical estimates and judgments, our reported operating results and financial condition could be materially affected.
Revenue Recognition
     We recognize revenues in accordance with SOP 97-2. Accordingly, we exercise judgment and use estimates in connection with the determination of the amount of product and maintenance and services revenues to be recognized in each accounting period.
     We derive revenues primarily from three sources: (i) sales of our software and hardware products, (ii) fees for maintenance to provide unspecified upgrades and customer technical support, and (iii) fees for services, including professional services for product installation and training. Our appliance products contain software that is more than incidental to the functionality of the product. In accordance with SOP 97-2, we recognize revenues when the following conditions have been met:
•	persuasive evidence of an arrangement exists;

•	the fee is fixed or determinable;

•	product delivery has occurred or services have been rendered; and

•	collection is considered probable.
     We typically use a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of our shrinkwrap or end-user license agreement as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or forfeiture, concession or other adjustment. We do not generally grant rights of return or price protection to our distribution partners or end users, other than limited rights of return during the warranty period in some cases. We use shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify product delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance is considered to occur on a straight-line basis over the life of the contract. We consider probability of collection based on a number of factors, such as creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. We do not request, nor do we require, collateral from customers. If we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash.
     Our sales of software products to date have typically been multiple element arrangements, which have included software licenses and corresponding maintenance, and have also generally included some amount of professional services. Our sales of appliance products to date have been multiple element arrangements as well, which included hardware, software licenses and corresponding maintenance, and have also generally included some amount of professional services. We allocate the total arrangement fee among these multiple elements based upon their respective fair values as determined by VSOE or, if applicable, by the residual method under SOP 97-2. VSOE for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when those services are sold separately. If we cannot objectively determine the fair value of any undelivered element in a multiple element arrangement, we defer revenues for each element until all elements have been delivered, or until VSOE can objectively be determined for any remaining undelivered element. If VSOE for maintenance does not exist, and this represents the only undelivered element, then revenues for the entire arrangement are recognized ratably over the performance period. When VSOE of a delivered element has not been determined, but the fair value for all undelivered elements has, we use the residual method to record revenues for the delivered element. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and recognized immediately as revenues.
     Our agreements generally do not include acceptance provisions. However, if acceptance provisions exist, we deem delivery to have occurred upon customer acceptance.
     We recognize revenues associated with products and professional services sold through our channel partners once either we or our channel partner has a contractual agreement in place with the end user, delivery has occurred to the end user and all other revenue recognition criteria have been met.
     We assess whether fees are collectible and fixed or determinable at the time of the sale, and recognize revenues if all other revenue recognition criteria have been met. Our standard payment terms are net 30 days and are considered normal up to net three months, while payment terms beyond three months are considered to be extended terms. Payments that are due within three months are generally deemed to be fixed or determinable based on our successful collection history on these agreements.
Stock-Based Compensation
     Prior to May 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We amortize deferred stock-based compensation using the multiple option method as prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We amortized employee stock-based compensation of $19,000 and $65,000 for the three months and $77,000 and $221,000 for the nine months ended January 31, 2008 and 2007, respectively.
     Effective May 1, 2006, we adopted SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we will continue to apply APB 25 in future periods to unvested equity awards outstanding at the date of adoption of SFAS 123R that were measured using the minimum value method. In addition, we are continuing to amortize those awards granted prior to May 1, 2006 utilizing an accelerated amortization schedule. In accordance with SFAS 123R, we will recognize the compensation cost of employee stock-based awards granted subsequent to April 30, 2006 in the statement of operations using the straight-line method over the vesting period of the award.
     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there has been no public market for our common stock prior to this offering, we have determined the volatility for options granted in fiscal 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the implied volatility and the historical volatility for this peer group of companies for a period equal to the expected life of the option. The weighted average expected volatility for options granted during the nine months ended January 31, 2008 and fiscal 2007, was 56% and 66%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted average expected life of options granted during the nine months ended January 31, 2008, and fiscal 2007 was 5.26 and 5.25 years, respectively. For the nine months ended January 31,2008, and fiscal 2007, the weighted-average risk-free interest rate used was 4.48% and 5.00%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for the nine months ended January 31, 2008 and for fiscal 2007, in determining the expense recorded in our consolidated statement of operations.
     We recorded expense of $1.2 million and $0.2 million for the three months, and $3.0 million and $0.4 million for the nine months ended January 31, 2008 and 2007, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of January 31, 2008 and April 30, 2007, unrecognized stock-based compensation expense of non-vested stock options was $11.5 million and $7.4 million, respectively. As of January 31, 2008, the unrecognized stock-based compensation expense is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
Business Combinations
     We account for business combinations in accordance with SFAS No. 141, Business Combinations, or SFAS 141, which requires the purchase method of accounting for business combinations. In accordance with SFAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with SFAS 141, we allocate the purchase price of our business combinations to the tangible assets, intangible assets and liabilities acquired based on their estimated fair values. We record the excess of the purchase price over the total of those fair values as goodwill.
     Our valuations require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and distribution agreements and discount rates. We estimate fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from our estimates.
Goodwill and Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. SFAS 142 requires us to perform an impairment review of our goodwill balance at least annually and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The allocation of the acquisition cost to intangible assets and goodwill requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and amortization of intangible assets, other than goodwill. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of the projected discounted cash flows, and should different conditions prevail, material write-downs of net intangible assets could occur. We review periodically the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Future goodwill impairment tests could result in a charge to earnings.
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables.
Accounting for Income Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax exposure and assess temporary differences between our financial reporting and our tax filings resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry-forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.
     Provision for income taxes is based on our estimated annual effective tax rate in compliance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and other related guidance. We update our estimate of our annual effective tax rate at the end of each quarterly period. We make estimates and judgments in the calculation of tax credits and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Changes in these estimates may result in significant increases or decreases to our tax provision in a subsequent period, which in turn would affect net income.
     Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a full valuation allowance (net of deferred tax liability) as of April 30, 2007 and January 31, 2008 because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
     We have previously experienced a greater than 50% shift in our stock ownership, which creates annual limitations on our ability to use a portion of our net operating loss carry-forwards.
     We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, or FIN 48, on May 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to income tax uncertainty. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized. As a result of the implementation of FIN 48, we recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. As of January 31, 2008, the liability for uncertain tax positions was $0.2 million. As of the date of adoption, we also recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no affect on the beginning balance of accumulated deficit or the net balance sheet. As of January 31, 2008, the unrecognized tax benefit of $1.4 million increased to $1.8 million, all of which is offset by a full valuation allowance. Our total unrecognized tax benefit as of the May 1, 2007 adoption date and as of January 31, 2008 was $1.5 million and $2.1 million, respectively. In addition, as of January 31, 2008, we had $0.2 million of unrealized tax benefits, that, if recognized, would affect our effective tax rate for the nine months ended January 31, 2008. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and as of January 31, 2008, we had approximately $21,000 and $11,000, respectively of accrued interest or penalties associated with unrecognized tax benefits.
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2001 to 2006 remain open to examination by the U.S. and state tax authorities, and the tax years 2005 and 2006 remain open to examination by the foreign tax authorities.
Results of Operations
     The following tables set forth unaudited quarterly consolidated statements of operations data for the three and nine months ended January 31, 2008 and 2007. We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in our prospectus filed with the SEC on February 14, 2008 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in our prospectus filed with the SEC on February 14, 2008 pursuant to Rule 424(b)(4). The operating results for any period presented should not be considered indicative of results for any future period.
     The following table presents our results of operations as a percentage of total revenues for the three and nine months ended January 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Products	64.0%	61.0%	63.1%	60.5%
Maintenance	26.6	27.6	27.2	27.8
Services	9.4	11.4	9.7	11.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	5.4	3.7	4.6	3.8
Maintenance	5.3	5.1	5.6	5.6
Services	5.2	5.1	5.4	6.1

Total cost of revenues	15.9	13.9	15.6	15.5

Gross margin	84.1	86.1	84.4	84.5

Operating expenses:
Research and development	18.3	21.7	19.6	23.8
Sales and marketing	46.1	55.2	51.8	55.5
General and administrative	10.6	12.7	13.8	13.5

Total operating expenses	75.0	89.6	85.2	92.8

Income (loss) from operations	9.1%	(3.5)%	(0.8)%	(8.3)%

Comparison of for the Three Months Ended January 31, 2008 and 2007
Revenues
     Revenues for the three months ended January 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$17,698	$10,209	$7,489	73.4%
Percentage of total revenues	64.0%	61.0%
Maintenance	7,380	4,611	2,769	60.1%
Percentage of total revenues	26.6%	27.6%
Services	2,593	1,914	679	35.5%
Percentage of total revenues	9.4%	11.4%

Total revenues	$27,671	$16,734	$10,937	65.4%

     Product Revenues.  Product revenues for the three months ended January 31, 2008 included revenues of $12.7 million from 56 new customers and revenues of $5.0 million from existing customers. New customer revenues for the three months ended January 31, 2008 increased by $5.0 million compared to new customer revenues for the three months ended January 31, 2007. Existing customer revenues for the three months ended January 31, 2008 increased by $2.5 million compared to existing customer revenues for the three months ended January 31, 2007. There was a net deferral of $1.2 million of product revenues in the three months ended January 31, 2007 related to sales transactions that included an undelivered product element for which we did not have VSOE, while for the three months ended January 31, 2008 there was a net recognition of product revenues of $1.0 million from those transactions. As of January 31, 2008, deferred product revenues included $2.4 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues.  Maintenance revenues increased $2.8 million for the three months ended January 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was a net deferral of $0.3 million of maintenance revenues for the three months ended January 31, 2007, and a net recognition of less than $0.1 million of maintenance revenues for the three months ended January 31, 2008. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Services Revenues.  Services revenues increased by $0.7 million for the three months ended January 31, 2008, as a result of increased service billings related to a larger installed base of customers.
     Geographic Regions.  We sell our product in three geographic regions: Americas; Europe; and Asia Pacific. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Americas	$21,725	$12,762	$8,963	70.2%
Percentage of total revenue	78.5%	76.3%
Europe	4,737	2,880	1,857	64.5%
Percentage of total revenue	17.1%	17.2%
Asia Pacific	1,209	1,092	117	10.7%
Percentage of total revenue	4.4%	6.5%

Total revenue	$27,671	$16,734	$10,937	65.4%

Cost of Revenues and Gross Margin
The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$1,487	$625	$862	137.9%
Percentage of total revenues	5.4%	3.7%
Maintenance	1,456	851	605	71.1%
Percentage of total revenues	5.3%	5.1%
Services	1,454	847	607	71.7%
Percentage of total revenues	5.2%	5.1%

Total cost of revenues	$4,397	$2,323	$2,074	89.3%

The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	January 31,
	2008	2007
Gross margin
Products	$16,211	$9,584
Percentage of product revenues	91.6%	93.9%
Maintenance	5,924	3,760
Percentage of maintenance revenues	80.3%	81.5%
Services	1,139	1,067
Percentage of services revenues	43.9%	55.8%

Total gross margin	$23,274	$14,411
Percentage of total revenues	84.1%	86.1%

     Cost of Product Revenues and Gross Margin.  Cost of product revenues increased by $0.9 million for the three months ended January 31, 2008, primarily due to increased appliance cost of goods of $0.8 million related to increased appliance sales, as well as a $0.1 million increase related to other product cost of goods sold. Product gross margin as a percentage of product revenues decreased slightly from 91.6% for the three months ended January 31, 2008, compared to 93.9% for the three months ended January 31, 2007, due in part to increases in royalty fees related to increased sales of products that include licensed technology and mix of lower margin appliance product sales. In future periods, we expect the appliance portion of our product revenues to increase as a percentage of total revenues and, accordingly, we expect cost of product revenues to increase and product gross margin as a percentage of product revenues to decrease.
     Cost of Maintenance Revenues and Gross Margin.  Maintenance gross margin as a percentage of maintenance revenues remained relatively consistent at 80.3% for the three months ended January 31, 2008 compared to 81.5% for the three months ended January 31, 2007. Cost increases of $0.6 million for January 31, 2008 compared to January 31, 2007, were primarily attributed to increased compensation expenses of $0.3 million related to increased headcount in our technical support organization and increases in royalty maintenance expenses of $0.2 million due to increases in revenue.
     Cost of Services Revenues and Gross Margin.  Services gross margin as a percentage of services revenues decreased to 43.9% for the three months ended January 31, 2008 from 55.8% for the three months ended January 31, 2007, due primarily to an increase in the use of third party contractors to provide services. While our use of third party contractors varies from period to period, we do not expect such use to vary substantially on an annual basis.

Operating Expenses
The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Research and development	$5,063	$3,636	$1,427	39.2%
Percentage of total revenues	18.3%	21.7%
Sales and Marketing	12,760	9,226	3,534	38.3%
Percentage of total revenues	46.1%	55.1%
General and administrative	2,939	2,125	814	38.3%
Percentage of total revenues	10.6%	12.7%

Total operating expenses	$20,762	$14,987	$5,775	38.5%
Percentage of total revenues	75.0%	89.6%

     Research and Development Expenses.  The increase in research and development expenses for the three months ended January 31, 2008 of $1.4 million compared to the three months ended January 31, 2007 was primarily attributable to an increase of $1.0 million in compensation expense and an increase of $0.2 million in stock-based compensation expense, associated with an increase in research and development personnel from 81 to 99 at the respective period ends, and to an increase of facilities-related expense of $0.2 million as a result of our expansion of our headquarters in Cupertino, California.
     Sales and Marketing Expenses.  The increase in sales and marketing expenses for the three months ended January 31, 2008 of $3.5 million compared to the three months ended January 31, 2007, was primarily attributable to an increase of $2.0 million in compensation expense associated with an increase in sales and marketing personnel from 91 to 116 at the respective period ends. The increase also included an increase of $0.7 million as a result of an increase in stock-based compensation expense. In addition, travel and entertainment expenses increased by $0.3 million, marketing program expenses increased by $0.2 million, and facilities expenses increased $0.1 million.
     General and Administrative Expenses.  The increase in general and administrative expenses of $0.8 million for the three months ended January 31, 2008, compared to the three months ended January 31, 2007, was primarily associated with an increase of $0.8 million in compensation expense.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Interest income	$158	$189	($31)	(16.4)%
Percentage of total revenues	0.6%	1.1%
Other expense, net	(60)	(58)	(2)	3.4%
Percentage of total revenues	(0.2)%	(0.3)%

Total non-operating expenses	$98	$131	($33)	(25.2)%
Percentage of total revenues	0.4%	0.8%

     Other Income (Expense), Net.  Other income (expense), net for the three months ended January 31, 2008 and January 31, 2007 remained relatively unchanged.

     Provision for Income Taxes.  The provision for income taxes increased $0.2 million to $0.3 million for the three months ended January 31, 2008 from $0.1 million for the three months ended January 31, 2007, and was primarily attributed to an increase in foreign income taxes.
Comparison of for the Nine Months Ended January 31, 2008 and 2007
Revenue
     Revenues for the nine months ended January 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$45,573	$26,883	$18,690	69.5%
Percentage of total revenues	63.1%	60.5%
Maintenance	19,627	12,379	$7,248	58.6%
Percentage of total revenues	27.2%	27.8%
Services	6,969	5,191	$1,778	34.3%
Percentage of total revenues	9.7%	11.7%

Total revenues	$72,169	$44,453	$27,716	62.3%

     Product Revenues.  Product revenues for the nine months ended January 31, 2008 included revenues of $24.0 million from 119 new customers and revenues of $21.5 million from existing customers. New customer revenues for the nine months ended January 31, 2008 increased by $9.2 million compared to new customer revenues for the nine months ended January 31, 2007. Existing customer revenues for the nine months ended January 31, 2008 increased by $9.5 million compared to existing customer revenues for the nine months ended January 31, 2007. There was a net deferral of $1.3 million of product revenues in the nine months ended January 31, 2007 related to sales transactions that included an undelivered product element for which we did not have VSOE, while for the nine months ended January 31, 2008 there was a net recognition of product revenues of $2.4 million from those transactions. As of January 31, 2008, deferred product revenues included $2.4 million related to similar transactions.
     Maintenance Revenues.  Maintenance revenues increased $7.2 million for the nine months ended January 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was a net deferral of $0.9 million of maintenance revenues for the nine months ended January 31, 2007, and a net recognition of $0.1 million of maintenance revenues for the nine months ended January 31, 2008.
     Services Revenues.  Services revenues increased by $1.8 million for the nine months ended January 31, 2008, as a result of increased service transactions and providing services to a larger installed base.
     Geographic Regions.  We sell our product in three geographic regions: Americas; Europe; and Asia Pacific. Revenues, which include product, maintenance and service revenue, in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Americas	$57,196	$35,180	$22,016	62.6%
Percentage of total revenue	79.3%	79.1%
Europe	11,574	6,287	5,287	84.1%
Percentage of total revenue	16.0%	14.2%
Asia Pacific	3,399	2,986	413	13.8%
Percentage of total revenue	4.7%	6.7%

Total revenue	$72,169	$44,453	$27,716	62.3%

Cost of Revenues and Gross Margin
The following table is a summary of cost of products, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$3,301	$1,674	$1,627	97.2%
Percentage of total revenues	4.6%	3.8%
Maintenance	4,083	2,501	1,582	63.3%
Percentage of total revenues	5.7%	5.6%
Services	3,894	2,731	1,163	42.6%
Percentage of total revenues	5.4%	6.1%

Total cost of revenues	$11,278	$6,906	$4,372	63.3%

The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2008	2007
Gross margin
Products	$42,272	$25,209
Percentage of product revenues	92.8%	93.8%
Maintenance	15,544	9,878
Percentage of maintenance revenues	79.2%	79.8%
Services	3,075	2,460
Percentage of services revenues	44.1%	47.4%

Total gross margin	$60,891	$37,547
Percentage of total revenues	84.4%	84.5%

     Cost of Product Revenues and Gross Margin.  Cost of product revenues increased by $1.6 million for the nine months ended January 31, 2008, primarily due to increased appliance cost of goods of $1.3 million related to increased appliance sales, as well as a $0.3 million increase related to license cost of goods sold. Product gross margin as a percentage of product revenues remained constant at 92.8% for the nine months ended January 31, 2008, compared to 93.8% for the nine months ended January 31, 2007. In future periods, we expect the appliance portion of our product revenues to increase as a percentage of total revenues and, accordingly, we expect cost of product revenues to increase and product gross margin as a percentage of product revenues to decrease.
     Cost of Maintenance Revenues and Gross Margin.  Cost of maintenance revenues increased by $1.6 million for the nine months ended January 31, 2008, primarily due to increased compensation expenses of $0.7 million related to increased head count in conjunction with increased royalty maintenance expenses. Maintenance gross margin as a percentage of maintenance revenues remained constant at 79.2% for the nine months ended January 31, 2008 compared to 79.8% for the nine months ended January 31, 2007.
     Cost of Services Revenues and Gross Margin.  Cost of service revenues increased by $1.2 million for the nine months ended January 31, 2008, primarily due to increased head count in conjunction with the increased service transactions. Services gross margin as a percentage of services revenues remained relatively constant at 44.1% for the nine months ended January 31, 2008 compared to 47.4% for the nine months ended January 31, 2007.

Operating Expenses
The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Research and development	$14,170	$10,569	$3,601	34.1%
Percentage of total revenues	19.6%	23.8%
Sales and Marketing	37,367	24,689	$12,678	51.4%
Percentage of total revenues	51.8%	55.5%
General and administrative	9,927	5,986	$3,941	65.8%
Percentage of total revenues	13.8%	13.5%

Total operating expenses	$61,464	$41,244	$20,220	49.0%
Percentage of total revenues	85.2%	92.8%

     Research and Development Expenses.  The increase in research and development expenses for the nine months ended January 31, 2008 of $3.6 million compared to the nine months ended January 31, 2007 was primarily attributable to an increase of $2.1 million in compensation expenses, and an increase of $0.6 million in stock-based compensation expense, associated with an increase in research and development personnel from 81 to 99 at the respective period ends, and to an increase of facilities-related expense of $0.6 million as a result of our expansion of our headquarters in Cupertino, California. Research and development expense as a percentage of revenues was 19.6% for the nine months ended January 31, 2008, compared to 23.8% for the nine months ended January 31, 2007.
     Sales and Marketing Expenses.  The increase in sales and marketing expenses for the nine months ended January 31, 2008 of $12.7 million compared to the nine months ended January 31, 2007, was primarily attributable to an increase of $7.1 million in compensation expense and $1.7 million in stock-based compensation expense, associated with an increase in sales and marketing personnel from 91 to 116 at the respective period ends. In addition, travel and entertainment expenses increased by $1.3 million, overhead related expenses such as employee relations and network communications, increased by $1.0 million, marketing program expenses increased by $0.8 million, and facilities expenses increased $0.3 million. Sales and marketing expense as a percentage of revenues remained was 51.8% for the nine months ended January 31, 2008 compared to 55.5% for the nine months ended January 31, 2007.
     General and Administrative Expenses.  The increase in general and administrative expenses of $3.9 million for the nine months ended January 31, 2008, compared to the nine months ended January 31, 2007, was primarily associated with an increase of $1.6 million associated with the completion of our historic audits and current accounting, tax and auditing expenses. In addition, an increase of $1.6 million associated with compensation expense, an increase of $0.2 million in stock-based compensation expense, and an increase in facilities expense of $0.3 million associated with an increase in personnel from 30 to 43 at the respective period ends contributed to the change. General and Administrative expense as a percentage of revenues remained constant at 13.8% for the nine months ended January 31, 2008, compared to 13.5% for the nine months ended January 31, 2007.

Non-Operating Expenses
The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2008	2007	Change in Dollars	Change in Percent
Interest income	$422	$449	($27)	(6.0)%
Percentage of total revenue	0.6%	1.0%
Other expense, net	(284)	(134)	($150)	111.9%
Percentage of total revenue	(0.4)%	(0.3)%

Total non-operating expenses	$138	$315	($177)	(56.2)%
Percentage of total revenue	0.2%	0.7%

     Other Income (Expense), Net.  The decrease in other income (expense), net for the nine months ended January 31, 2008 is primarily a result of higher interest expense related to capitalized software licenses and, to a lesser extent, foreign currency losses.
     Provision for Income Taxes.  The provision for income taxes increased $0.2 million from $0.3 million for the nine months ended January 31, 2007, to $0.5 million for the nine months ended January 31, 2008, primarily related to foreign income taxes.
Liquidity and Capital Resources
     As of January 31, 2008, we had cash and cash equivalents totaling $21.2 million and accounts receivable of $9.4 million. From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. In February 2008, the Company completed an initial public offering (“IPO”) of common stock in which it sold 6,000,000 shares of common stock and the Company’s selling stockholders sold 861,919 shares of common stock, at an issue price of $9.00 per share. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.3 million in net proceeds after deducting underwriting discounts and commissions.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	January 31,
	2008	2007
Net cash provided by operating activities	$11,474	$9,685
Net cash used in investing activities	(3,511)	(8,698)
Net cash provided by (used in) financing activities	(3,588)	273
Nine months ended January 31, 2008 and 2007
     Although we have reported net losses both in the nine months ended January 31, 2008 and 2007, our operating activities have provided positive cash flows, primarily due to the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.

     While we may report negative cash flows from operating activities from time to time in particular quarterly periods, we generally expect to continue to generate positive cash flows from operating activities on an annual basis. Future cash from operations will depend on many factors, including:
•	the growth in our sales transactions and associated cash collections or growth in receivables;

•	the level of our sales and marketing activities, including expansion into new territories;

•	the timing and extent of spending to support product development efforts; and

•	the timing of the growth in general and administrative expenses as we further develop our administrative infrastructure to support the business and our becoming a public company.
     We generated $11.5 million of cash from operating activities during the nine months ended January 31, 2008, primarily as a result of a $6.1 million decrease in accounts receivable due to strong collections, a $1.0 million decrease in prepaid expenses, a $0.7 increase in other accrued liabilities, and a $1.8 million increase in deferred revenues, offset by a $0.5 million decrease in our accrued compensation and benefits as a result of our payment of sales commissions and performance bonuses earned during the period, and further offset by a $2.0 million decrease in our accounts payable due to the timing of our payment obligations. In addition, we had a net loss of $0.9 million for this period, which included non-cash charges of $3.4 million for stock-based compensation expense and $1.4 million of depreciation and amortization. We generated $9.7 million of cash from operating activities during the nine months ended January 31, 2007, primarily as a result of a $11.3 million increase in deferred revenues, an increase of $1.5 million in our accrued compensation and benefits as a result of timing of sales commissions and performance bonuses earned but unpaid during the period, and a $0.3 million increase in other accrued liabilities, offset by an increase in accounts receivable of $2.0 million associated with the growth in our revenues, and a $0.3 million increase in prepaid expenses. In addition, we had a net loss of $3.7 million for this period, which included non-cash charges of $0.8 million for stock-based compensation expense and $1.0 million of non-cash depreciation and amortization charges.
Investing Activities
     During the nine months ended January 31, 2008, we used $3.5 million in cash for investing activities, all of which related to capital expenditures associated with computer equipment and furniture and fixtures for the expansion of our infrastructure and work force. During the nine months ended January 31, 2007, we used $8.7 million in cash for investing activities, primarily as a result of $7.2 million in cash consideration, including acquisition costs, for the purchase of the assets of Enira Technologies, LLC, and $1.5 million in purchases of property and equipment.
Financing Activities
     During the nine months ended January 31, 2008, cash used in financing activities was $3.6 million, comprised primarily of $1.4 million in payments for capital lease obligations and capitalized software licenses used as a component in our product sales, and $3.0 million in payments related to initial public offering preparation costs, offset by $0.8 million from net proceeds from the exercise of stock options. During the nine months ended January 31, 2007, cash provided by financing activities was $0.3 million, comprised primarily of net proceeds of $0.5 million from the exercise of stock options, and $0.3 million related to payments for capital lease and software license obligations.
Other Factors Affecting Liquidity and Capital Resources
     We believe that our cash and cash equivalents and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.
     In February 2008, the Company completed an initial public offering (“IPO”) of common stock. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.3 million in net proceeds after deducting underwriting discounts and commissions.
Off-Balance Sheet Arrangements
     As of January 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less.
     The following table is a summary of our contractual obligations as of January 31, 2008:

	Payments Due by Period
		Remainder
	Total	FY 2008	FY 2009-2010	FY 2011-2012	Thereafter
	(in thousands)
Operating lease obligations	$11,862	$556	$3,980	$4,057	$3,269
Accrued contractual obligations	$2,831	533	2,295	3	—

Total	$14,693	$1,089	$6,275	$4,060	$3,269

Recent Accounting Pronouncements
     Refer to the discussion of recent accounting pronouncements in Note 2 Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
     Foreign Currency Exchange Risk.  To date, substantially all of our international sales have been denominated in U.S. dollars. We utilize foreign currency forward and option contracts to manage our currency exposures as part of our ongoing business operations. We do not currently expect to enter into foreign currency exchange contracts for trading or speculative purposes.
     Interest Rate Risk.  We had cash and cash equivalents totaling $21.2 million as of January 31, 2008. These amounts were primarily invested in money market funds and held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. Additionally, in February 2008, the Company completed an initial public offering (“IPO”) of common stock. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.3 million in net proceeds, to be invested based on our current investment policy.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934, or the Exchange Act, require public companies, including ArcSight, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Control over Financial Reporting
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are subject to various claims, complaints and legal actions in the normal course of business. We do not believe we are party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position.
ITEM 1A. RISK FACTORS
Risk Related to Our Business and Industry
     We have a limited operating history in an emerging market and a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.
     We launched our ESM products in January 2002, our TRM and NCM products in June 2006 and our Logger product in December 2006. Because we have a limited operating history, and the market for our products is rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. We have a history of losses from operations, incurring losses from operations of $16.8 million and $0.3 million for the fiscal years ended April 30, 2006 and 2007, respectively. As of January 31, 2008, our accumulated deficit was $45.6 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand our channel sales program and develop our technology and new products. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.

     Our future operating results may fluctuate significantly and may not be a good indication of our future performance.
     Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, revenues in fiscal 2006 and prior years excluded revenues related to multiple element sales transactions consummated in that year that were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. In fiscal 2007, we either delivered these product elements, or we and our customers amended the contractual terms of these sales transactions to remove the undelivered product elements. Fiscal 2007 revenues included a substantial portion of the revenues so deferred from fiscal 2006, as well as a small amount of revenues similarly deferred from prior years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues, Cost of Revenues and Operating Expenses.” We expect that in future periods the comparison of revenues period-to-period will not be favorably impacted to the same extent by similar transactions consummated in fiscal 2007 and prior periods. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that may choose to cover our stock, the price of our common stock could decline substantially.
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a substantial majority of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	the timing of satisfying revenue recognition criteria, including establishing VSOE for new products and maintaining VSOE for maintenance and services;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector, which may cause seasonal variation as our business and the market for security and compliance management software solutions matures; and

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as financial services and retail.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM product and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM product involve significant capital commitments by customers, potential customers generally have our software evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, licensing our software products often requires an extensive sales effort throughout a customer’s organization. In addition, we have limited experience with sales of our TRM, Logger and NCM products. In particular, sales of our TRM and NCM products and to some extent our Logger product involve approvals from different functional areas of an organization than our ESM product. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and the value of our products, including their technical capabilities and potential cost savings to the organization. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
     The length of our sales cycle, from initial evaluation to delivery of software, tends to be long and varies substantially from customer to customer. Our sales cycle is typically three to six months but can extend to more than a year for some sales. We typically recognize a substantial majority of our product revenues in the last few weeks of a quarter. It is difficult to predict exactly when, or even if, we will actually make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large product transactions in a quarter could impact our operating results for that quarter and any future quarters into which revenues from that transaction are delayed. As a result of these factors, it is difficult for us to accurately forecast product revenues in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline significantly.
     If we fail to further develop and manage our distribution channels, our revenues could decline and our growth prospects could suffer.
     We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet information technology, or IT, needs. We also use resellers to augment our internal resources in international markets and, to a lesser extent, domestically. We may be required by our U.S. government customers to utilize particular resellers that may not meet our criteria for creditworthiness, and revenues from those resellers may not be recognizable until receipt of payment. We also anticipate that we will derive a substantial portion of our TRM, Logger and NCM sales through channel partners, including parties with which we have not yet developed relationships. We expect that channel sales will represent a substantial portion of our U.S. government and international revenues for the foreseeable future and, we believe, a growing portion of our U.S. commercial revenues. We may be unable to recruit additional channel partners and successfully expand our channel sales program. If we do not successfully execute our strategy to increase channel sales, particularly to further penetrate the mid-market and sell our appliance products, our growth prospects may be materially and adversely affected.
     Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners do not effectively market and sell our products, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected, particularly in the public sector, the mid-market and internationally. Similarly, the loss of a substantial number of our channel partners, which may cease marketing our products and services with limited or no notice and with little or no penalty, and our possible inability to replace them, the failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations. In addition, changes in the proportion of our revenues attributable to sales by channel partners, which are more likely than direct sales to involve collectibility concerns at the time of contract execution and product delivery, may cause our operating results to fluctuate from period to period.
     We have limited experience with sale, manufacture, delivery, service and support of our TRM, Logger and NCM products, and we may be unable to successfully forecast demand or fulfill orders for these appliance products.
     We introduced our appliance-based products in fiscal 2007. Prior to that time, we offered only software products and related services, and as a result have limited experience with sales of appliance-based products. Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes with which we have limited experience. For example, if we fail to accurately predict demand and maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. In addition, if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period. If we underestimate warranty claims for our appliance products, our operating expenses may be higher than we anticipate, which in turn may adversely affect our results of operations. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. Because our appliance products are new, we have limited experience with warranty claims, resulting in limited ability to forecast warranty expense. If we are unable to successfully perform these functions or develop a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed.
     Because we derive a substantial majority of our revenues from ArcSight ESM and related products and services, any failure of this product to satisfy customer demands or to achieve increased market acceptance will harm our business, operating results, financial condition and growth prospects.
     We have derived substantially all of our product revenues from ArcSight ESM and related products. We expect this to continue for the foreseeable future. For example, in fiscal 2007, sales of such products represented 89% of product revenues, with the balance coming from transactions that included both our ESM products and our appliance products or included only appliance products. Prior to fiscal 2007, all of our revenues related to our ESM products. As a result, although we introduced our complementary appliance products in fiscal 2007 to more fully serve the enterprise security and compliance management market, our revenues and operating results will continue to depend substantially on the demand for our ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and lower-than-expected growth or a contraction in the worldwide market for enterprise security and compliance management solutions or other risks described in this prospectus. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of ArcSight ESM, our business, operating results, financial condition and growth prospects will be adversely affected.
     If we are unable to successfully market our recently introduced products, successfully develop new products, make enhancements to our existing products or expand our offerings into new markets, our business may not grow and our operating results may suffer.
     We introduced our TRM, Logger and NCM products in fiscal 2007 and are currently developing new versions of these products and our ESM platform, as well as new complementary products. Our growth strategy and future financial performance will depend, in part, on our ability to market and sell these products and to diversify our offerings by successfully developing, timely introducing and gaining customer acceptance of new products.
     The software in our products is especially complex because it must recognize, effectively interact with and manage a wide variety of devices and applications, and effectively identify and respond to new and increasingly sophisticated security threats and other risks, while not impeding the high network performance demanded by our customers. The typical development cycle for a patch to our ESM software is one to three months, a service pack is four to six months and a new version or major sub-version is 12 to 18 months. Customers and industry analysts expect speedy introduction of software to respond to new threats and risks and to add new functionality, and we may be unable to meet these expectations. Since developing new products or new versions of, or add-ons to, existing products is complex, the timetable for their commercial release is difficult to predict and may vary from our historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as new threats affect our customers. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and introducing on a timely basis new and effective products, upgrades and services that can respond adequately to new security threats, our competitive position, business and growth prospects will be harmed.
     Diversifying our product offerings and expanding into new markets will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, may complicate our relationships with channel and strategic partners and will entail significant risk of failure. Sales of our Logger product and other products that we may develop and market may reduce revenues of our flagship ESM product and our overall margin by offering a subset of features or capabilities at a reduced price with a lower gross margin. Moreover, increased emphasis on the sale of our appliance products, add-on products or new product lines could distract us from sales of our core ArcSight ESM offering, negatively affecting our overall sales. If we fail or delay in diversifying our existing offerings or expanding into new markets, or we are unsuccessful competing in these new markets, our business, operating results and prospects may suffer.
     If we are not able to maintain and enhance our brand, our business and operating results may be harmed.
     We believe that maintaining and enhancing our brand identity is critical to our relationships with, and to our ability to attract, new customers and partners. The successful promotion of our brand will depend largely upon our marketing and public relations efforts, our ability to continue to offer high-quality products and services, and our ability to successfully differentiate our products and services from those of our competitors, especially to the extent that our competitors integrate or bundle competitive offerings with a broader array of products and services that they may offer. Our brand promotion activities may not be successful or yield increased revenues. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of our products and services in these new areas. Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners. The promotion of our brand will require us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities yield increased revenues, these revenues may not offset the expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and channel partners, all of which would harm our business, operating results and financial condition.
     In addition, independent industry analysts often provide reviews of our products and services, as well as those of our competitors, and perception of our products in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and services or view us as a market leader.
     We face intense competition in our market, especially from larger, better-known companies, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
     The market for enterprise security and compliance management, log archiving and response products is intensely competitive, and we expect competition to increase in the future. A significant number of companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Companies competing with us may introduce products that are more competitively priced, have greater performance or functionality or incorporate technological advances that we have not yet developed or implemented.
     Our competitors include large software companies, software or hardware network infrastructure companies, smaller software companies offering more narrowly focused enterprise security and compliance management, log archiving and response products and small and large companies offering point solutions that compete with components of our platform or individual products offered by us. Existing competitors for a security and compliance management software platform solution such as our ESM platform primarily are specialized, privately-held companies, such as Intellitactics and NetForensics, as well as larger companies such as CA and Symantec, and EMC, IBM and Novell, through their acquisitions of Network Intelligence, Micromuse and Consul, and e-Security, respectively. Competitors for sales of our TRM and NCM products include: privately-held companies that provide network configuration management products, such as Alterpoint and Voyence; larger providers of IT automation software products, such as Opsware, which was acquired by Hewlett-Packard; and diversified IT security vendors. Current competitors for sales of our Logger product include specialized, privately-held companies, such as LogLogic and Sensage. In addition to these current competitors, we expect to face competition for our appliance products from existing large, diversified software and hardware companies, from specialized, smaller companies and from new companies that may seek to enter this market.
     A greater source of competition is represented by the custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. Many companies, in particular large corporate enterprises, have developed internally software that is an alternative to our enterprise security and compliance management, log archiving and response products. Wide adoption of our Common Event Format, which we are promoting as a standard for event logs generated by security and other products, may facilitate this internal development. It may also allow our competitors to offer products with a degree of compatibility similar to ours or may facilitate new entrants into our business. New competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources and experience. If these new competitors are successful, we would lose market share and our revenues would likely decline.
     Mergers or consolidations among these competitors, or acquisitions of our competitors by large companies, present heightened competitive challenges to our business. For example, in recent years IBM has acquired Internet Security Systems, Inc., Micromuse and Consul, Novell acquired e-Security, EMC acquired Network Intelligence and Hewlett-Packard acquired Opsware. We believe that the trend toward consolidation in our industry will continue. These acquisitions will make these combined entities potentially more formidable competitors to us if their products and offerings are effectively integrated. Continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from those firms.

     Many of our existing and potential competitors enjoy substantial competitive advantages, such as:
•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with distribution partners;

•	access to larger customer bases;

•	greater customer support;

•	greater resources to make acquisitions;

•	lower labor and development costs; and

•	substantially greater financial, technical and other resources.
As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies have reduced, and could continue to reduce, the price of their enterprise security and compliance management, log archiving and response products and managed security services, which intensifies pricing pressures within our market.
     Increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Our larger competitors also may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, geographic presence, the ability to provide a broader range of services and products, and price. In addition, large competitors may have more extensive relationships within large enterprises, the federal government or foreign governments, which may provide them with an advantage in competing for business with those potential customers. Our ability to compete will depend upon our ability to provide better performance than our competitors at a competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that we will be able to compete successfully in the future.
     We may not be able to compete effectively with companies that integrate or bundle products similar to ours with their other product offerings.
     Many large, integrated software companies offer suites of products that include software applications for security and compliance management. In addition, hardware vendors, including diversified, global concerns, offer products that address the security and compliance needs of the enterprises and government agencies that comprise our target market. Further, several companies currently sell software products that our customers and potential customers have broadly adopted, which may provide them a substantial advantage when they sell products that perform functions substantially similar to some of our products. Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings. The trend toward consolidation in our industry increases the likelihood of competition based on integration or bundling. Customers may also increasingly seek to consolidate their enterprise-level software purchases with a small number of larger companies that can purport to satisfy a broad range of their requirements. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage.

     We face risks related to customer outsourcing to managed security service providers.
     Some of our customers have outsourced the management of their IT departments or the network security operations function to large system integrators or managed security service providers, or MSSPs. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by system integrators or MSSPs. Significant product displacements could impact our revenues and have a negative effect on our business. While to date we have developed a number of successful relationships with MSSPs, they may develop or acquire their own technologies rather than purchasing our products for use in provision of managed security services.
     Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In fiscal 2006 and 2007 and the first nine months of fiscal 2008, we derived 38%, 32% and 16% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
•	changes in fiscal or contracting policies or decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues;

•	potential delays or changes in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices could cause governments and governmental agencies to delay or refrain from purchasing the products and services that we offer in the future or otherwise have an adverse effect on our business, financial condition and results of operations.
     Failure to comply with laws or regulations applicable to our business could cause us to lose U.S. government customers or our ability to contract with the U.S. government.
     We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we and our channel partners do business in connection with U.S. federal agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts and suspension or debarment from government contracting for a period of time. Any such damages, penalties, disruption or limitation in our ability to do business with the U.S. federal government could have a material adverse effect on our business, operating results and financial condition.
     Our government contracts may limit our ability to move development activities overseas, which may impair our ability to optimize our software development costs and compete for non-government contracts.
     Increasingly, software development is being shifted to lower-cost countries, such as India. However, some contracts with U.S. government agencies require that at least 50% of the components of each of our products be of U.S. origin. Consequently, our ability to optimize our software development by conducting it overseas may be hampered. Some of our competitors do not rely on contracts with the U.S. government to the same degree as we do and may develop software off-shore. If we are unable to develop software as cost-effectively as our competitors, our ability to compete for our non-government customers may be reduced and our customer sales may decline, resulting in decreased revenues.

     Real or perceived errors, failures or bugs in our products could adversely affect our operating results and growth prospects.
     Because we offer very complex products, undetected errors, failures or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Despite testing by us, errors, failures or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in some of our product offerings after their introduction.
     In addition, our products could be perceived to be ineffective for a variety of reasons outside of our control. Hackers could circumvent our customers’ security measures, and customers may misuse our products resulting in a security breach or perceived product failure. We provide a top-level enterprise security and compliance management solution that integrates a wide variety of other elements in a customer’s IT and security infrastructure, and we may receive blame for a security breach that was the result of the failure of one of the other elements.
     Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Our product liability insurance may not be adequate. Further, provisions in our license agreements with end users that limit our exposure to liabilities arising from such claims may not be enforceable in some circumstances or may not fully protect us against such claims and related liabilities and costs. Defending a lawsuit, regardless of its merit, could be costly and could limit the amount of time that management has available for day-to-day execution and strategic planning or other matters.
     Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.
     In addition, because we are a leading provider of enterprise security products and services, “hackers” and others may try to access our data or compromise our systems. If we are the subject of a successful attack, then our reputation in the industry and with current and potential customers may be compromised and our sales and operating results could be adversely affected.
     Incorrect or improper use of our complex products, our failure to properly train customers on how to utilize our products or our failure to properly provide consulting and implementation services could result in customer dissatisfaction and negatively affect our results of operations and growth prospects.
     Our ESM, TRM and NCM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM platform, requires training of the end user. If our software products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM platform requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. For example, a person obtaining inappropriate access to our TRM product could use it to shut down network resources or open breaches in network security. Because our customers rely on our product, services and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products or our failure to properly provide consulting and implementation services and maintenance to our customers may result in negative publicity or legal claims against us.

     In addition, if customer personnel are not well trained in the use of our products, customers may defer the deployment of our products or may not deploy them at all. If there is substantial turnover of the customer personnel responsible for implementation and use of our ESM products, our product may go unused and our ability to make additional sales may be substantially limited.
     If we are unable to maintain effective relationships with our technology partners, we may not be able to support the interoperability of our software with a wide variety of security and other products and our business may be harmed.
     A key feature of ArcSight ESM is that it provides out-of-the-box support for many third-party devices and applications that the customer may use in its business and technology infrastructure. To provide effective interoperability, we work with individual product vendors to develop our SmartConnectors, which allow our ESM platform to interface with these products. In addition, we are promoting the adoption of our Common Event Format as a standard way to format system log events. Some of these technology partners are current or potential competitors of ours. If we are unable to develop and maintain effective relationships with a wide variety of technology partners, if companies adopt more restrictive policies with respect to, or impose unfavorable terms and conditions on, access to their products, or if our Common Event Format is not widely adopted, we may not be able to continue to provide our customers with a high degree of interoperability with their existing IT and business infrastructure, which could reduce our sales and adversely affect our business, operating results and financial condition.
     Our international sales and operations subject us to additional risks that can adversely affect our operating results.
     In fiscal 2006 and 2007 and the first nine months of fiscal 2008, we derived 21%, 23% and 31% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Canada, China, Germany, Hong Kong, Japan, Singapore, South Korea and the United Kingdom. Our international operations subject us to a variety of risks, including:
•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in collecting accounts receivable, especially in emerging markets, and the likelihood that revenues from international resellers and customers may need to be recognized when cash is received, at least until satisfactory payment history has been established;

•	the need to localize our products and licensing programs for international customers;

•	differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import or export of encryption technologies and our appliance-based products, which could delay or prevent the sale or use of our products in some jurisdictions;

•	reduced protection for intellectual property rights in some countries; and

•	overlapping of different tax regimes.
     Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition and growth prospects.
     Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.
     As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and the Middle East, and further expansion of our international selling efforts may involve additional regions, including Africa and South America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants, sales agents and channel partners. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
     Failure to protect our intellectual property rights could adversely affect our business.
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and propriety information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have three issued patents and 28 patent applications pending in the United States, and have four international patent applications and 13 patent applications in foreign countries pending, based on five U.S. patent applications. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never issue at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
     Any patents that are issued may subsequently be invalidated or otherwise limited, enabling other companies to better develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the U.S. are typically not published until 18 months after filing, or in some cases not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications or otherwise used in our products, that we were the first to file for protection in our patent applications, or that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented products or technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products and services are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
     We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results and financial condition.
     Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
     In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, advisors and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
     We may in the future be subject to intellectual property rights claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
     Companies in the software, networking and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our potential patents may provide little or no deterrence. We have received, and may in the future receive, notices that claim we have misappropriated or misused other parties’ intellectual property rights, and, to the extent we gain greater visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to software technologies in general and network security technology in particular. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our products or product features and may be unable to compete effectively. Any of these results would harm our business, operating results and financial condition.
     We rely on software licensed from other parties, the loss of which could increase our costs and delay software shipments.
     We utilize various types of software licensed from unaffiliated third parties in order to provide certain elements of our product offering. For example, we license database software from Oracle that we integrate with our ESM product. Our agreement with Oracle permits us to distribute Oracle software in our products to our customers and partners worldwide through May 2009. Any errors or defects in this third-party software could result in errors that could harm our business. In addition, licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.
     Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
     Certain of our products are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source, and we plan to implement the use of software tools to review our source code for potential inclusion of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

     Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
     Our agreements with customers and channel partners include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. The term of these indemnity provisions is generally perpetual after execution of the corresponding product sale agreement. Large indemnity payments could harm our business, operating results and financial condition.
     Changes or reforms in the law or regulatory landscape could diminish the demand for our solutions, and could have a negative impact on our business.
     One factor that drives demand for our products and services is the legal and regulatory framework in which our customers operate. Laws and regulations are subject to drastic changes, and these could either help or hurt the demand for our products. Thus, some changes in the law and regulatory landscape, such as legislative reforms that limit corporate compliance obligations, could significantly harm our business.
     If we are unable to attract and retain personnel, our business would be harmed.
     We depend on the continued contributions of our senior management and other key personnel, in particular Robert Shaw and Hugh Njemanze, the loss of whom could harm our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.
     Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel, particularly in our sales and marketing, research and development and professional service departments. We face intense competition for qualified individuals from numerous security, software and other technology companies. In addition, competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
     Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition would be harmed.
     If we fail to manage future growth effectively, our business would be harmed.
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 204 employees as of April 30, 2006 to 322 employees as of January 31, 2008. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
     Future acquisitions could disrupt our business and harm our financial condition and results of operations.
     We completed the acquisition of substantially all of the assets of Enira Technologies, LLC in June 2006, and may pursue additional acquisitions in the future, any of which could be material to our business, operating results and financial condition. Our ability as an organization to successfully acquire and integrate technologies or businesses on a larger scale is unproven. Acquisitions involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it may require us to incur charges and substantial debt or liabilities, may cause adverse tax consequences, substantial depreciation or deferred compensation charges, may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may not generate sufficient financial return to offset acquisition costs;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.
     Establishing, maintaining and improving our financial controls and the requirements of being a public company may strain our resources and divert management’s attention, and if we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The NASDAQ Stock Market. We expect that the requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Given our history of material weaknesses, achieving and maintaining effective controls may be particularly challenging for us. See “—A material weakness in our internal control over financial reporting was identified during the audit of our most recent annual financial statements that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.”
     While we are in the process of remediating the material weakness identified during the audit of our fiscal 2007 financial statements, we cannot estimate how long it will take to reach a determination that our internal control over financial reporting is effective. Further, we are in the early stages of developing our disclosure controls and procedures — the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Even if we develop effective controls, these new controls and our currently effective controls may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC beginning for our fiscal year ending April 30, 2009 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
     In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we are expending significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.
     Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.
     We also have not yet implemented a complete disaster recovery plan or business continuity plan for our accounting and related information technology systems. Any disaster could therefore materially impair our ability to maintain timely accounting and reporting.
     The Sarbanes-Oxley Act and the rules and regulations of The NASDAQ Stock Market will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of The NASDAQ Stock Market rules, and officers may be curtailed.
     A material weakness in our internal control over financial reporting was identified during the audit of our most recent annual financial statements that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.
     Effective internal control over financial reporting is necessary for us to provide reliable financial reports, to prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our operating results may be misstated and our reputation may be harmed.
     During the audit of our financial statements for fiscal 2004, 2005, 2006 and 2007, “material weaknesses” in our internal control over financial reporting were identified, and, in the future, we may identify additional material weaknesses or other areas of our internal control over financial reporting that need improvement. The material weakness identified in connection with the preparation of our financial statements for fiscal 2007 relates to internal review, primarily due to failure of the review process of accounting computations and reconciliations prepared by third parties as part of the preparation of our fiscal 2007 financial statements. This weakness led to four adjustments to our financial statements. The largest such adjustment resulted from a failure to detect an overstatement of stock-based compensation expense of $0.3 million under Statement of Financial Accounting Standards No. 123(R), Share Based Payment, in calculations prepared by a third-party service provider.
     We are in the process of remediating the material weakness identified during the audit of our fiscal 2007 financial statements, but have not yet been able to complete our remediation efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control Over Financial Reporting.” It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our disclosure controls and our internal control over financial reporting are effective. We cannot at this time estimate how long it will take to complete our remediation efforts. In addition, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to remediate the material weakness that has been identified or to implement and maintain effective disclosure controls and internal control over financial reporting could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.
     We may not be able to utilize a significant portion of our net operating loss carry-forwards, which could adversely affect our operating results.
     Due to prior period losses, we have generated significant federal and state net operating loss carry-forwards, which expire beginning in fiscal 2021 and fiscal 2013, respectively. U.S. federal and state income tax laws limit the amount of these carry-forwards we can utilize upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. We have previously experienced a greater than 50% shift in our stock ownership, which has limited our ability to use a portion of our net operating loss carry-forwards, and we may experience subsequent shifts in our stock ownership. Accordingly, there is a risk that our ability to use our existing carry-forwards in the future could be further limited and that existing carry-forwards would be unavailable to offset future income tax liabilities, which would adversely affect our operating results.
     Governmental export or import controls could subject us to liability or limit our ability to compete in foreign markets.
     Our products incorporate encryption technology and may be exported outside the U.S. only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our products, including with respect to new releases of our products, may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether. In addition, various countries regulate the import of our appliance-based products and have enacted laws that could limit our ability to distribute products or could limit our customers’ ability to implement our products in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by existing customers with international operations, declining adoption of our products by new customers with international operations and decreased revenues. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties and our products may be denied entry into other countries.
Risks Related to Ownership of Our Common Stock
     Our stock price may be volatile or may decline regardless of our operating performance.
     The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
     In addition, the stock markets, and in particular The NASDAQ Global Market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.
     If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
     The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently do not have and may never obtain research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
     Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.
     Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 56.8% of our outstanding common stock as of March 1, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
•	delaying, deferring or preventing a change in control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
     Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
     We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws that will become effective immediately following the completion of this offering will contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:
•	our board of directors will be classified into three classes of directors with staggered three-year terms;

•	only our chairman of the board, our lead independent director, if any, our chief executive officer, our president or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation will authorize undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     During the three months ended January 31, 2008, we granted stock options to purchase 332,874 shares of our common stock at a price of $10.00 per share to our employees under our 2002 Stock Plan, as amended. During such period, we issued and sold an aggregate of 39,768 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $2.07 per share pursuant to exercises of options granted under our 2002 Stock Plan, as amended. During such period, holders of warrants elected to net exercise warrants to purchase 8,565 shares of Series B preferred stock.
     The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, Regulation D of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.
Use of Proceeds from Public Offering of Common Stock
     The Form S-1 Registration Statement (Registration No. 333-145974) relating to our IPO was declared effective by the SEC on February 14, 2008, and the offering commenced the following day. Morgan Stanley & Co. Incorporated. acted as the sole book-running manager for the offering, and Lehman Brothers Inc., Wachovia Capital Markets, LLC and RBC Capital Markets Corporation acted as co-managers of the offering.
     The securities registered were 6,861,919 shares of common stock (861,919 shares of which were held before our IPO by certain of our stockholders), plus 1,029,287 additional shares to cover the underwriters’ over-allotment option (129,287 of which were held before our IPO by certain of our stockholders). The underwriters have not exercised the over-allotment option. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $71.0 million. We sold 6,000,000 shares of our common stock for an aggregate offering price of $54.0 million, the selling stockholders sold 861,919 shares for an aggregate offering price of $7.8 million and the offering has terminated.
     Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:
•	Underwriting discount — $3,780,009

•	Other expenses — approximately $3,950,000

•	Total expenses — approximately $8,273,009
     The other expenses and total expenses provided above are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $46.3 million.
     We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
     Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations. The goal with respect to the investment of the net proceeds will be capital preservation and liquidity so that such funds are readily available to fund our operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On November 20, 2007, our stockholders approved the following actions by written consent. The results set forth below reflect our 1-for-4 reverse stock split. There were no broker non-votes as to any proposal as the matters were voted upon prior to our IPO. Under the Delaware General Corporation Law, solicitation of all stockholders is not required when action is taken by written consent of stockholders. Rather, stockholders representing the requisite majority(ies) of shares need only execute and deliver written approval of the actions to be taken, with the remaining stockholders notified of the action after the action is approved. Consequently, information regarding the number of shares voted against and abstaining from such approval is not meaningful. On the date of approval of the actions set forth below, there were 52,130,024 shares of preferred stock and 43,814,092 shares of common stock outstanding.
1. Approval of a 4-for-1 reverse stock split of our common stock and preferred stock, an increase in the split-adjusted authorized common stock in our Certificate of Incorporation and an amendment to the 2002 Stock Plan to reflect the number of shares reserved and authorized under the 2002 Stock Plan. The votes received by our stockholders were as follows:

Type of Stock	Shares For	Shares Against*	Shares Abstaining*
Common Stock	25,544,473	—	—
Preferred Stock	43,138,112	—	—

*	See discussion above regarding shares against and shares abstaining as they related to actions by written consent.
2. Adoption of our 2007 Equity Incentive Plan and the reservation of 4,000,000 shares (post-split) for initial issuance under such plan. The votes received by our stockholders were as follows:

Type of Stock	Shares For	Shares Against*	Shares Abstaining*
Common Stock	25,544,473	—	—
Preferred Stock	43,138,112	—	—

*	See discussion above regarding shares against and shares abstaining as they related to actions by written consent.
3. Adoption of our 2007 Employee Stock Purchase Plan and the reservation of 1,000,000 shares (post-split) for initial issuance under such plan. The votes received by our stockholders were as follows:

Type of Stock	Shares For	Shares Against*	Shares Abstaining*
Common Stock	25,544,473	—	—
Preferred Stock	43,138,112	—	—

*	See discussion above regarding shares against and shares abstaining as they related to actions by written consent.

4. Approval of the restatement of our Certificate of Incorporation and Bylaws, following our IPO, to read as set forth in Exhibits 3.2 and 3.4 to our Registration Statement on Form S-1 (file number 333-145974). The votes received by our stockholders were as follows:

Type of Stock	Shares For	Shares Against*	Shares Abstaining*
Common Stock	25,544,473	—	—
Preferred Stock	43,138,112	—	—

*	See discussion above regarding shares against and shares abstaining as they related to actions by written consent.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.01	Restated Certificate of Incorporation of ArcSight, Inc.	S-1	333-145974	3.2	11-23-07

3.02	Amended and Restated Bylaws of ArcSight, Inc.	S-1	333-145974	3.4	11-23-07

10.01	2007 Equity Incentive Plan.	S-1	333-145974	10.6	11-23-07

10.02	Form of Stock Option Agreement, Stock Option Exercise Agreement, Restricted Stock Agreement, Performance Shares Award Agreement and Stock Bonus Award Agreement under the 2007 Equity Incentive Plan.	S-1	333-145974	10.7	11-23-07

10.03	2007 Employee Stock Purchase Plan.	S-1	333-145974	10.8	11-23-07

10.04	Form of Subscription Agreement under the 2007 Employee Stock Purchase Plan.	S-1	333-145974	10.9	11-23-07

10.05	Offer Letter, dated January 24, 2003, between ArcSight, Inc. and Stewart Grierson, as amended.	S-1	333-145974	10.12	11-23-07

10.06	Offer Letter, dated October 4, 2006, between ArcSight, Inc. and Thomas Reilly, as amended.	S-1	333-145974	10.14	11-23-07

10.07	Fiscal Year 2008 Management Bonus Plan.	S-1	333-145974	10.19	1-22-08

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.
Date: March 14, 2008	By:	/s/ Robert Shaw
Robert Shaw
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 14, 2008	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.01	Restated Certificate of Incorporation of ArcSight, Inc.	S-1	333-145974	3.2	11-23-08

3.02	Amended and Restated Bylaws of ArcSight, Inc.	S-1	333-145974	3.4	11-23-08

10.01	2007 Equity Incentive Plan.	S-1	333-145974	10.6	11-23-07

10.02	Form of Stock Option Agreement, Stock Option Exercise Agreement, Restricted Stock Agreement, Performance Shares Award Agreement and Stock Bonus Award Agreement under the 2007 Equity Incentive Plan.	S-1	333-145974	10.7	11-23-07

10.03	2007 Employee Stock Purchase Plan.	S-1	333-145974	10.8	11-23-07

10.04	Form of Subscription Agreement under the 2007 Employee Stock Purchase Plan.	S-1	333-145974	10.9	11-23-07

10.05	Offer Letter, dated January 24, 2003, between ArcSight, Inc. and Stewart Grierson, as amended.	S-1	333-145974	10.12	11-23-07

10.06	Offer Letter, dated October 4, 2006, between ArcSight, Inc. and Thomas Reilly, as amended.	S-1	333-145974	10.14	11-23-07

10.07	Fiscal Year 2008 Management Bonus Plan.	S-1	333-145974	10.19	1-22-08

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.