Form 10-K
period 2008-04-30
ArcSight Inc
filed 2008-07-22
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33923

ArcSight, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2241535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Results Way
Cupertino, California 95014
(Address of Principal Executive Offices, including Zip Code)

(408) 864-2600
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Market on February 14, 2008.

The number of outstanding shares of the registrant’s common stock as of July 15, 2008 was 31,050,806.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2008 Annual Meeting of Stockholders to be held on September 25, 2008 and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended April 30, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FISCAL 2008 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

We are a leading provider of compliance and security management solutions that protect enterprises and government agencies. Our products help customers comply with corporate and regulatory policy, safeguard their assets and processes and control risk. Our platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats.

Much like a “mission control center,” our ESM platform delivers a centralized, real-time view of disparate digital alarms, alerts and status messages, which we refer to as events, across geographically dispersed and heterogeneous business and technology infrastructures. Our ESM products correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to external threats, insider threats and compliance and corporate policy violations. We also provide complementary software that delivers pre-packaged analytics and reports tailored to specific compliance and security initiatives, as well as appliances that streamline event log archiving.

We have designed our platform to support the increasingly complex business and technology infrastructure of our customers. Our platform ships with over 275 pre-built software connectors for products from approximately 100 vendors. It also integrates easily with products for which we do not provide pre-built connectors and with proprietary enterprise applications to ensure that event logs from these products are seamlessly integrated into our platform for intelligent correlation and analysis. As of April 30, 2008, we have sold our products to more than 500 customers across a number of industries and government agencies in the United States and internationally, including companies in the Fortune Top 5 of the aerospace and defense, energy and utilities, financial services, food production and services, healthcare, high technology, insurance, media and entertainment, retail and telecommunications industries, and more than 20 major U.S. government agencies.

No customer accounted for more than 10% of our revenues in fiscal 2008, 2007 or 2006. Our top ten customers accounted for 26%, 31% and 32% of our product revenues during fiscal 2008, 2007 and 2006, respectively. See Note 10 of the notes to our Consolidated Financial Statements for a discussion of total revenues by geographical region for fiscal 2008, 2007 and 2006.

Our Strategy

Our objective is to be the leading provider of compliance and security management solutions that protect enterprises and government agencies. To achieve this goal, we plan to:

•	grow our customer base;

•	deepen our penetration of existing customers;

•	extend our partner network;

•	extend our expertise in security best practices; and

•	extend our value proposition to additional event sources and business use cases beyond traditional IT security.

Our Solutions and Products

Our ESM platform collects streaming data from the devices and applications in an organization’s architecture, which we refer to as event sources, translates the streaming data into a common format, and then processes the data with our correlation engine in which complex algorithms determine if events taking place conform to normal patterns of behavior, established security policies and compliance regulations. A single device or application can generate thousands of events in a single day, most of which are low priority and typically provides information about a narrow aspect of the infrastructure or only a portion of the threat or compliance risk involved. Our ESM platform identifies and prioritizes high-risk activity and presents a consolidated view of threats to the business and technology infrastructure in rich, graphical displays. In addition, through our Logger appliance we enable efficient and scalable storage, preservation, management and reporting of terabytes of enterprise log data for compliance requirements or forensic analysis. Our customers enhance the value of other compliance and security products in their business and technology infrastructure by integrating them with our platform. Key benefits of our solutions include:

•	Enterprise-Class Technology and Architecture. We design our solutions to serve the needs of even the largest organizations, which typically have highly complex, geographically dispersed and heterogeneous business and technology infrastructures. We deliver enterprise-class solutions by providing interoperability, flexibility, scalability and efficient archiving.

•	Intelligent Correlation. Our correlation engine intelligently distills millions of events occurring daily into information that allows customers to identify, prioritize and respond to specific threats or compliance violations.

•	Reporting and Visualization. We present threat information through a rich and intuitive graphical user interface, through which customers can view risk across their organization in a variety of ways, address internal and external compliance requirements and communicate the value and effectiveness of the organization’s security operations.

Customers realize these key benefits of our solutions through deployment of one or more our family of leading compliance and security management products:

ArcSight ESM.  ArcSight ESM, our flagship product, is designed specifically to address the compliance, security and business risk concerns of large, geographically-distributed organizations with complex, heterogeneous IT environments. ArcSight ESM serves as the “mission control center” for managing risks across an organization’s entire business and technology infrastructure. The key elements within ArcSight ESM include:

•	ArcSight Connectors. Connectors are software that collect event data streams from sources across an organization’s business and technology infrastructure. Our connector software products are also available as an appliance. These connectors implement extensive normalization capabilities to restructure event data into a common taxonomy so events from hundreds of different sources can be compared meaningfully and queried systematically irrespective of which device is reporting the information. The normalized event data stream is then intelligently aggregated and compressed to eliminate irrelevant and duplicate messages and reduce bandwidth and storage consumption. Our SmartConnectors receive and translate event data streams from over 275 different devices and applications from approximately 100 vendors and in more than 30 different solution categories. Further, using our FlexConnector toolkit, our customers can create custom connectors tailored to their environment, such as for new products, proprietary applications and mainframe and other legacy systems. Our connectors can be deployed on intermediate collection points, such as third-party management consoles, where available, avoiding the requirement to provision our connectors directly onto end devices.

•	ArcSight Manager. ArcSight Manager is server-based software that manages event aggregation and storage, controls the various elements of our platform and provides the engine for high-speed real-time correlation and incident response workflow. We recently made ArcSight Manager available as an appliance, to facilitate turnkey deployment to address the needs of some mid-market customers. ArcSight Manager comes with standard rules that address common compliance and security issues and business risks. It also provides an intuitive system that enables customers to write customized rules that apply an organization’s compliance and security policies into the real-time analytics of the correlation engine as well as seamless integration with rules generated by our Pattern Discovery product. ArcSight Manager enables real-time collaboration and case management among security analysts, to track risk-prioritized response and remediation. In addition, it provides case resolution metrics to demonstrate compliance and security process and control effectiveness. Our case management system also can integrate with third-party trouble ticketing systems, such as BMC Software. Our architecture was designed to allow customers to scale from a single centralized deployment to a distributed, global deployment by deploying additional Managers that work in concert.

•	ArcSight Console, ArcSight Web and ArcSight Viewer. ArcSight Console is the primary user interface to interact with and control the ArcSight ESM platform. Through its intuitive interface, the Console provides administrators, analysts and operators with graphical data summaries and an intuitive interface to perform tasks ranging from real-time monitoring and analysis to incident investigation and response to system administration and authoring of new content. The Console is highly configurable to reflect individual customer environments and can display threat and risk information in a wide variety of formats including by geography, by division or line of business, by type of threat, and by compliance or policy initiative. With ArcSight Console, customers can run a wide variety of reports to answer internal and external compliance audits and communicate the value and effectiveness of the organization’s security operations. We also provide an authoring system that customers can use to create new reports to meet their specific business needs. Our ESM platform contains hundreds of standard report templates that immediately address common compliance, security and business risk reporting requirements. To facilitate remote access for IT administrators as well as provide a portal for line-of-business viewing of status summaries and scheduled reports, our ArcSight Web product provides browser-based access to all Console functions and content, except administration and authoring, and our ArcSight Viewer product provides browser-based read-only access to all Console content.

ArcSight Compliance Insight and Insider Threat Packages.  We offer pre-packaged software solutions that enable our ESM platform and our Logger product to provide technical-and business-level checks on corporate compliance with regulatory and policy requirements for perimeter security, protection of key business processes, threat management and incident response. These packages comprise relevant rules and reports to accelerate implementation by our customers and can be customized or extended by the customer, and include tailored monitoring, assessing and reporting to address specific security, regulatory or policy concerns, as with our IT governance, Sarbanes-Oxley and the Japanese analogue of Sarbanes-Oxley (J-SOX), Federal Information Security Management and Payment Card Industry (PCI) compliance, and Insider Threat packages. In addition, we plan to develop an Identity View package, as well as packages that address the Basel II Framework, the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act.

ArcSight Discovery Modules.  Our ArcSight Discovery modules, which provide additional advanced analytics and visualization on our ESM platform, include:

•	Our ArcSight Pattern Discovery software is a powerful complement to our correlation engine. It is an advanced pattern identification engine that retrospectively examines large amounts of security events previously collected and processed by ArcSight ESM to discover patterns of activity that may be characteristic of threats, such as emerging worms, new worm variants, self-concealing malware, and low profile, slowly developing attacks. Pattern Discovery proactively alerts the security operations analyst about existing or emerging patterns that are not comprehended by any rules in our correlation engine, and provides the customer the option to classify the patterns and also to optionally or automatically generate new rules for our ESM platform that will detect and respond to similar threatening patterns in the future.

•	Our ArcSight Interactive Discovery visualization software helps IT security professionals pan, zoom and switch perspectives across complex technical data to perform in-depth analysis of security data as well as featuring visuals and drill-down capabilities that enable non-technical employees to see relevant threat information in a non-technical format.

ArcSight Logger.  ArcSight Logger, which is an appliance available in a variety of feature sets and capacities, enables organizations to collect and store event data in support of compliance and security requirements. Logger provides customers with an easily searchable log data repository, together with reporting capabilities, that can be leveraged across networking, security and IT operations teams. Access controls and intelligent search technology enable customers to interact with historical raw event data for insight into specific events. ArcSight Logger currently provides approximately 10:1 compression capability of event data. Multiple ArcSight Loggers can be deployed to linearly scale both storage and performance. Logger can flexibly and selectively forward security events to ESM for real-time, cross-device correlation, visualization and threat detection. In turn, ESM can send correlated alerts back to Logger for archival and subsequent retrieval. As with our ESM platform, Logger is also the basis for its own add-on Compliance Insight Packages, such as our Logger Compliance Insight Packages for Sarbanes-Oxley and Payment Card Industry (PCI) compliance, and we are developing Logger Compliance Insight Packages for IT governance and the Federal Information Security Management Act.

We also offer appliances that enable automated network response and network configuration capabilities.

ArcSight TRM (Threat Response Manager).  ArcSight TRM enables customers to quickly and precisely reconfigure network control devices to remediate compliance, security and business risks, consistent with an organization’s policy directives. TRM profiles a network’s topology through communication with devices without the need to install a software agent on the device. Through advanced algorithms, it can identify the exact location of any node (wireless, wired or VPN) on the network, analyze, recommend and, at the customer’s option, execute specific, policy-based actions in response to a threat, attack or other out-of-policy situation. TRM can block, quarantine or filter undesirable users and systems at the individual port level. ArcSight TRM integrates seamlessly with ArcSight ESM to accelerate incident response by facilitating the coordination between the security and networking groups, thus improving the effectiveness of the response and acute remediation function.

ArcSight NCM (Network Configuration Manager).  ArcSight NCM automates the audit of network topology, maintaining protected records of all prior configurations for purposes of rollback, audit and compliance reporting. NCM presents network topology in a visual format, allowing organizations to identify mis-configurations, redundant links and multiple wide area network (WAN) access routes. NCM dynamically compares existing device configuration and highlights discrepancies from desired configuration policies that generally map to regulatory requirements, operational guidelines and business rules.

Maintenance and Professional Services

We offer a range of services after a sale occurs, principally installation and implementation, project planning, advice on business use cases and training services that complement our product offerings. Initial implementation of our ESM platform typically is accomplished within two to four weeks. On an ongoing basis, we offer consulting services and training related to application of our ESM platform and associated complementary products to address additional or customer-specific compliance and security issues and business risks. Following deployment, our technical support organization provides ongoing maintenance for our products. We provide standard and, for customers that require 24-hour coverage seven days a week, premium tiers of maintenance and support, which cover telephone- and web-based technical support and updates to our software during the period of coverage. Our three major support centers are located in Hong Kong, London and Cupertino, California. In addition, we sell an enhanced maintenance service that provides regular security content updates for our software. These content updates reflect emerging threats and risks in the form of signature categorization, vulnerability mapping and knowledge base articles on an ongoing basis.

Product Development and Technology

We have developed and continue to enhance technologies that underlie three core features incorporated into one or more of our products. These technologies include:

•	Multi-Vector Correlation. The strengths of our correlation engine are its contextual analysis, mathematical correlation, identity correlation and timestamp and time window analysis techniques, which together lead to meaning and significance in addition to identification of threats and compliance violations.

•	Scalable Architecture. We designed the architecture of our ESM platform so that it can scale and adjust to the ongoing needs of an organization by offering cross-platform compatibility, utilizing a modular connector design, allowing for multi-Manager scaling and by including in-memory correlation and concurrent, flexible storage.

•	Vendor Agnostic. We have developed proprietary technologies that are designed to enable deployment of our products in business and technology infrastructures with a wide range of event sources, including the creation and promotion of a common format for event sources to output their log data. Our architecture handles the complex tasks of translation, categorization and normalization of event data produced in highly heterogeneous formats and taxonomies. To further facilitate interoperability, we publish and promote an open event data format standard called Common Event Format, or CEF, including for products beyond traditional network security compliance-related devices and applications. As the adoption of CEF increases, the value of this standard increases and drives additional sales opportunities by accelerating event source compatibility and expanding the range of risks that our platform can address.

Research and Development

Building on our history of innovation, we believe that continued and timely development of new products and enhancements to our existing products are necessary to maintain our competitive position. Accordingly, we have invested, and intend to continue to invest, significant time and resources in our research and development activities to extend our technology leadership. At present, our research and development efforts are focused on improving and broadening the capabilities of each of our major product lines and developing additional products. We work closely with our customers as well as technology partners to understand their emerging requirements and use cases for our products. As of April 30, 2008, our research and development team had 101 employees. Our research and development expenses were $19.8 million, $14.5 million and $12.2 million during fiscal 2008, 2007 and 2006, respectively.

Sales and Marketing

We market and sell our software through our direct sales organization and indirectly through value added resellers and systems integrators. Historically, the majority of our sales are made through our direct sales organization. We structure our sales organization by function, including direct and channel sales, strategic accounts, technical pre-sales, customer and sales operations, and by region, including Americas, U.S. Federal, EMEA and APAC. As of April 30, 2008, we had 123 employees in our sales and marketing organizations.

The selling process for ArcSight ESM follows a typical enterprise software sales cycle. It involves one or more of our direct sales representatives, even when a channel partner is involved. The sales cycle for an initial sale normally takes from three to six months, but can extend to more than a year for some sales, from the time of initial prospect qualification to consummation and typically includes product demonstrations and proof of concepts. We deploy a combination of field account management supported by technical pre-sales specialists to manage the activities from qualification through close. After initial deployment, our sales personnel focus on ongoing account management and follow-on sales. To assist our customers with reaching their business and technical goals for their implementations of our products, our Customer Success Ownership, or CSO, organization meets with customers to determine their success criteria and to help formulate both short- and long-term plans for their deployments of our products. We also have assigned specific sales personnel to our larger, more diverse and often global customers in order to understand their individual needs and increase customer satisfaction.

We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet IT needs, and we use resellers to augment our internal resources in international markets and, to a lesser extent, domestically. Our agreements with our channel partners are generally non-exclusive. Historically, we used our channel partners to support direct sales of our ESM platform products. Sometimes we are required by our U.S. government customers to utilize particular resellers. We also anticipate that we will derive a substantial portion of our sales of Logger and our other appliance products through channel partners, including parties with whom we have not yet developed relationships. In part to address the mid-market, we created a dedicated channel team in each of our geographic regions responsible for recruiting, managing and supporting our channel partners to develop channel partners that will operate more independently.

We focus our marketing efforts on building brand awareness and on customer lead generation, including advertising, cooperative marketing, public relations activities, web-based seminars and targeted direct mail and e-mail campaigns. We also are building our brand through articles contributed to various trade magazines, public speaking opportunities and international, national and regional trade show participation. We reinforce our brand and loyalty among our customer base with our annual users conference.

Competition

Our primary product is our ArcSight ESM platform, the key elements of which are the ESM Manager, the connectors and related toolkit for the creation of custom connectors and our Consoles that serve as the platform interface. In addition, we offer complementary software for our ESM platform that delivers pre-packaged analytics and reports tailored to specific compliance and security initiatives, as well as our complementary appliance products, such as Logger which assists our customers in log archiving.

We believe that the market for a compliance and security management software platform that collects and correlates event data from across a heterogeneous IT infrastructure, which we are addressing with ArcSight ESM, is a developing market. Existing competitors for a platform-wide solution such as this product primarily are specialized, privately held companies, such as Intellitactics and NetForensics, as well as larger companies such as CA, Cisco and Symantec, and EMC, IBM and Novell, through their acquisitions of Network Intelligence, Micromuse and Consul, and e-Security, respectively. A greater source of competition is represented by the custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. In addition, some organizations have outsourced these functions to managed security services providers.

In addition to our existing competitors for our ESM platform, we believe that we face potential competition from a wide variety of sources that could become effective competitors. Many large, integrated software companies offer suites of products that include software applications for compliance and security and enterprise management. Hardware vendors, including diversified, global concerns, also offer products that address other compliance and security needs of the enterprises and government agencies that comprise our target market. If and to the extent that the market for our software platform continues to grow, we expect that large software and hardware vendors may seek to enter this market, either by way of the organic development of a competing product line or through the acquisition of a competitor.

For our ESM platform, we believe that we compete principally on the basis of functionality, analytical capability, scalability, interoperability with other components of the network and business infrastructure, and customers’ ability to successfully and rapidly deploy the product. We believe that we compete favorably with our existing competitors with respect to these factors. However, we may be at a competitive disadvantage when seeking customers that do not require the full range of features and functionality available in our ESM platform, especially those that may be price sensitive, which may particularly be the case for smaller organizations. Those potential customers may instead elect to purchase a less feature-rich product.

The market for our Logger products is also competitive. We expect that to be successful in addressing this market we will need to work effectively with channel partners. We are unable to predict the extent to which we will be successful selling these products independently of sales of our ESM platform. Further, we may be at a disadvantage in dealing with our channel partners, which also may have relationships with large competitors who offer a wide variety of products.

Current competitors for sales of our Logger product include specialized, privately-held companies, such as LogLogic and Sensage. In addition to these current competitors, we expect to face competition for our appliance products from both existing large, diversified software and hardware companies, from specialized, smaller companies and from new companies that may seek to enter this market. The primary competitive factors for our appliance products are functionality, price, scalability, interoperability with other components of the network and customers’ ability to successfully and rapidly deploy the product. We believe that we currently compete favorably with respect to these factors.

Mergers, acquisitions or consolidations by and among actual and potential competitors present heightened competitive challenges to our business. We believe that this trend toward consolidation in our industry will continue and may increase the competitive pressures we face on all our products. Further, continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms.

Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings. The trend toward consolidation in our industry increases the likelihood of competition based on integration or bundling. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver.

Increased competition could result in fewer customer orders, price reductions, reduced gross margins and loss of market share. Many of our existing and potential competitors enjoy substantial competitive advantages, such as wider geographic presence, access to larger customer bases and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products, and substantially greater financial, technical and other resources. As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, large competitors, such as integrated software companies and diversified, global hardware vendors, may regularly sell enterprise-wide and other large software applications, or large amounts of infrastructure hardware, to, and may have more extensive relationships within, large enterprises and government agencies worldwide, which may provide them with an important advantage in competing for business with those potential customers. In addition, if our target market continues to grow small, highly specialized competitors may continue to emerge.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of copyright, patent, trademark, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. It is our policy that our employees and independent contractors involved in development are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Patents and Patent Applications.  We have four issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents, expire in 2024 and 2025. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims, except that some of our patent applications have received office actions and in some cases we have modified the claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Oracle License Agreement.  We license database software from Oracle that we integrate with our ESM platform. Our agreement with Oracle, which runs through May 2009, permits us to distribute Oracle database software embedded in our ESM platform. Under this agreement, we have agreed to make third-party royalty payments totaling $3.9 million over the term of the license. The agreement allows us to offer this database software to our customers and partners that may not have previously acquired their own database management software.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our product offerings do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our products that are determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would adversely affect our business, financial condition and results of operations.

Employees

As of April 30, 2008, we had a total of 335 employees, consisting of 123 employees in sales and marketing, 101 employees in research and development, 40 employees in professional services, 30 employees in support and 41 employees in general and administrative functions. A total of 49 employees are located outside the United States. None of our employees is represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good and have never experienced a work stoppage.

Corporate History and Information

We were incorporated in Delaware on May 3, 2000 as Wahoo Technologies, Inc. On March 30, 2001, we changed our name to ArcSight, Inc. Our principal executive offices are located at 5 Results Way, Cupertino, California 95014, and our telephone number is (408) 864-2600. We launched our first product in January 2002, and made our first product sale in June 2002. Following the completion of our fiscal year ended December 31, 2002, we changed our fiscal year end to April 30. As a result of the change, the first full fiscal year in which we sold our products and services was the fiscal year ended April 30, 2004. Our revenues have grown from $0.2 million in the fiscal year ended December 31, 2002 and $15.3 million in fiscal 2004 to $101.5 million in the fiscal year ended April 30, 2008. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We made our first sale to the U.S. federal government in September 2002 and our first sale internationally in December 2002. We completed our initial public offering, or IPO, in February 2008.

We released version 1.0 of our ESM platform, which featured a proprietary security taxonomy that normalizes and categorizes data to enable cross-device, cross-vendor, time-based correlation as well as connectors based on a common architecture, in January 2002. Version 2.0 was released in November 2002, integrating vulnerability and asset criticality information to the data analyzed in order to prioritize security events. Version 2.5, released in September 2003, added real-time geospatial mapping to the incoming event stream as well as advanced visual analysis tools, such as three-dimensional dashboard monitors to enable more efficient analysis and response. In July 2004, we released version 3.0, which included real-time analyst collaboration and an enhanced security taxonomy. At that time, we also launched our Pattern Discovery product. We released version 3.5 in November 2005, adding quality of service metrics, improved performance, richer reporting and auditing. We introduced the first of our compliance insight packages in January 2006. In June 2006, we acquired substantially all of the assets of Enira Technologies, LLC, primarily consisting of the predecessors to our TRM and NCM products. We launched our TRM and NCM products in June 2006 and our Logger product in December 2006. We announced the availability of our current ESM platform, version 4.0, in May 2007. This newest release introduced integrated identity and role-based correlation capabilities as well as significant improvements to asset management capability and scalability. We released the availability of our ESM software as an appliance in June 2008.

“ArcSight” and the ArcSight logo are registered trademarks of ArcSight in the United States and in some other countries. Where not registered, these marks and “ArcSight Console,” “ArcSight Manager,” “ArcSight Web,” “FlexConnector,” “Logger,” “NCM” “SmartConnector” and “TRM” are trademarks of ArcSight.

Available Information

Our Internet address is www.arcsight.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants, such as ArcSight, that file electronically with the SEC. The address of the website is www.sec.gov. In addition, you may read and copy any filing that we make with the SEC at the public reference room maintained by the SEC, located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

Item 1A.	Risk Factors

Risk Related to Our Business and Industry

     We have a limited operating history in an emerging market and a history of losses, and we are unable to predict the extent of any future losses or when, if ever, we will achieve profitability in the future.

We launched our ESM products in January 2002 and our Logger product in December 2006. Because we have a limited operating history, and the market for our products is rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. We have a history of losses from operations, incurring losses from operations of $2.0 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of April 30, 2008, our accumulated deficit was $46.7 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand our channel sales program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.

     Our future operating results may fluctuate significantly and may not be a good indication of our future performance.

Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, revenues in fiscal 2006 and prior years excluded revenues related to multiple element sales transactions consummated in that year that were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. In fiscal 2008 and 2007, we either delivered these product elements, or we and our customers amended the contractual terms of these sales transactions to remove the undelivered product elements. Fiscal 2007 revenues included a substantial portion of the revenues so deferred from fiscal 2006, as well as a small amount of revenues similarly deferred from prior years, and fiscal 2008 revenues included $2.9 million of revenues that were deferred from prior years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues, Cost of Revenues and Operating Expenses.” We expect that in future periods the comparison of revenues period-to-period will not be favorably impacted to the same extent by similar transactions consummated in fiscal 2007 and prior periods. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that may choose to cover our stock, the price of our common stock could decline substantially.

In addition to other risk factors listed in this section, factors that may affect our operating results include:

•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	the timing of satisfying revenue recognition criteria, including establishing VSOE for new products and maintaining VSOE for maintenance and services;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector, which may cause seasonal variation as our business and the market for compliance and security management software solutions matures; and

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as financial services and retail.

     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM product and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM product involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, licensing our products often requires an extensive sales effort throughout a customer’s organization. In addition, we have limited experience with sales of Logger and our other appliance products. As a result, the sales cycle for this these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and the value of our products, including their technical capabilities and potential cost savings to the organization. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.

The length of our sales cycle, from initial evaluation to delivery of products, tends to be long and varies substantially from customer to customer. Our sales cycle is typically three to six months but can extend to more than a year for some sales. We typically recognize a large portion of our product revenues in the last few weeks of a quarter. It is difficult to predict exactly when, or even if, we will actually make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large product transactions in a quarter could impact our operating results for that quarter and any future quarters into which revenues from that transaction are delayed. As a result of these factors, it is difficult for us to accurately forecast product revenues in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline significantly.

     If we fail to further develop and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet information technology, or IT, needs. We also use resellers to augment our internal resources in international markets and, to a lesser extent, domestically. We may be required by our U.S. government customers to utilize particular resellers that may not meet our criteria for creditworthiness, and revenues from those resellers may not be recognizable until receipt of payment. We have derived and anticipate that in the future we will continue to derive a substantial portion of the sales of Logger and other appliance products through channel partners, including parties with which we have not yet developed relationships. We expect that channel sales will represent a substantial portion of our U.S. government and international revenues for the foreseeable future and, we believe, a growing portion of our U.S. commercial revenues. We may be unable to recruit additional channel partners and successfully expand our channel sales program. If we do not successfully execute our strategy to increase channel sales, particularly to further penetrate the mid-market and sell our appliance products, our growth prospects may be materially and adversely affected.

Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners do not effectively market and sell our products, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected, particularly in the public sector, the mid-market and internationally. Similarly, the loss of a substantial number of our channel partners, who may cease marketing our products and services with limited or no notice and with little or no penalty, and our possible inability to replace them, the failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations. In addition, changes in the proportion of our revenues attributable to sales by channel partners, which are more likely than direct sales to involve collectibility concerns at the time of contract execution and product delivery, may cause our operating results to fluctuate from period to period.

     We have limited experience with sale, manufacture, delivery, service and support of Logger and our other appliance products, and we may be unable to successfully forecast demand or fulfill orders for these appliance products.

We introduced our Logger product in fiscal 2007. Prior to June 2006, we offered only software products and related services, and as a result have limited experience with sales of appliance-based products. Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes with which we have limited experience. For example, if we fail to accurately predict demand and maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. In addition, if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period. If we underestimate warranty claims for our appliance products, our operating expenses may be higher than we anticipate, which in turn may adversely affect our results of operations. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. Because our appliance products are new, we have limited experience with warranty claims, resulting in limited ability to forecast warranty expense. If we are unable to successfully perform these functions or develop a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed.

     Because we derive a significant majority of our revenues from ArcSight ESM and related products and services, any failure of this product to satisfy customer demands or to achieve increased market acceptance will harm our business, operating results, financial condition and growth prospects.

We have derived a significant majority of our product revenues from ArcSight ESM and related products. We expect this to continue for the foreseeable future. For example, in fiscal 2008 and 2007, sales of such products represented 56% and 89% of product revenues, respectively, with the balance coming from transactions that included both our ESM products and our appliance products or included only appliance products. Prior to fiscal 2007, all of our revenues related to our ESM products. As a result, although we introduced our complementary appliance products in fiscal 2007 to more fully serve the enterprise compliance and security management market, our revenues and operating results will continue to depend to a large extent on the demand for our ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions or other risks described in this Annual Report on Form 10-K. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of ArcSight ESM, our business, operating results, financial condition and growth prospects will be adversely affected.

     If we are unable to successfully market our recently introduced products, successfully develop new products, make enhancements to our existing products or expand our offerings into new markets, our business may not grow and our operating results may suffer.

We introduced our Logger product in fiscal 2007 and are currently developing new versions of this product and our ESM platform, as well as new complementary products. Our growth strategy and future financial performance will depend, in part, on our ability to market and sell these products and to diversify our offerings by successfully developing, timely introducing and gaining customer acceptance of new products.

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

The market for enterprise compliance and security management and log archiving products is intensely competitive, and we expect competition to increase in the future. A significant number of companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Companies competing with us may introduce products that are more competitively priced, have greater performance or functionality or incorporate technological advances that we have not yet developed or implemented.

Our competitors include large software companies, software or hardware network infrastructure companies, smaller software companies offering more narrowly focused enterprise compliance and security management, log archiving and response products and small and large companies offering point solutions that compete with components of our platform or individual products offered by us. Existing competitors for a compliance and security management software platform solution such as our ESM platform primarily are specialized, privately-held companies, such as Intellitactics and NetForensics, as well as larger companies such as CA, Cisco, Symantec, EMC (through its acquisition of Network Intelligence), IBM (through its acquisition of Micromuse and Consul) and Novell (through its acquisition of e-Security). Current competitors for sales of our Logger product include specialized, privately-held companies, such as LogLogic and Sensage. In addition to these current competitors, we expect to face competition for our appliance products from existing large, diversified software and hardware companies, from specialized, smaller companies and from new companies that may seek to enter this market.

A greater source of competition is represented by the custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. Many companies, in particular large corporate enterprises, have developed internally software that is an alternative to our enterprise compliance and security management and log archiving products. Wide adoption of our Common Event Format, which we are promoting as a standard for event logs generated by security and other products, may facilitate this internal development. It may also allow our competitors to offer products with a degree of compatibility similar to ours or may facilitate new entrants into our business. New competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources and experience. If these new competitors are successful, we would lose market share and our revenues would likely decline.

Mergers or consolidations among these competitors, or acquisitions of our competitors by large companies, present heightened competitive challenges to our business. For example, in recent years IBM has acquired Internet Security Systems, Inc., Micromuse and Consul, Novell acquired e-Security and EMC acquired Network Intelligence. We believe that the trend toward consolidation in our industry will continue. These acquisitions will make these combined entities potentially more formidable competitors to us if their products and offerings are effectively integrated. Continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from those firms.

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

As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies have reduced, and could continue to reduce, the price of their enterprise compliance and security management, log archiving and response products and managed security services, which intensifies pricing pressures within our market.

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

Many large, integrated software companies offer suites of products that include software applications for compliance and security management. In addition, hardware vendors, including diversified, global concerns, offer products that address the compliance and security needs of the enterprises and government agencies that comprise our target market. Further, several companies currently sell software products that our customers and potential customers have broadly adopted, which may provide them a substantial advantage when they sell products that perform functions substantially similar to some of our products. Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings. The trend toward consolidation in our industry increases the likelihood of competition based on integration or bundling. Customers may also increasingly seek to consolidate their enterprise-level software purchases with a small number of larger companies that can purport to satisfy a broad range of their requirements. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage.

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

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In fiscal 2008, 2007 and 2006, we derived 20%, 32% and 38% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:

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

In addition, our products could be perceived to be ineffective for a variety of reasons outside of our control. Hackers could circumvent our customers’ security measures, and customers may misuse our products resulting in a security breach or perceived product failure. We provide a top-level enterprise compliance and security management solution that integrates a wide variety of other elements in a customer’s IT and security infrastructure, and we may receive blame for a security breach that was the result of the failure of one of the other elements.

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

Our ESM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM platform, requires training of the end user. If our products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM platform requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. Because our customers rely on our product, services and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products or our failure to properly provide consulting and implementation services and maintenance to our customers may result in negative publicity or legal claims against us.

In addition, if customer personnel are not well trained in the use of our products, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated or may not deploy them at all. If there is substantial turnover of the customer personnel responsible for implementation and use of our ESM products, our product may go unused and our ability to make additional sales may be substantially limited.

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

In fiscal 2008, 2007 and 2006, we derived 33%, 23% and 21% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Canada, China, Germany, Hong Kong, Japan, the Netherlands, Singapore, South Korea, Spain, the United Arab Emirates and the United Kingdom. Our international operations subject us to a variety of risks, including:

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and propriety information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have four issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never issue at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We utilize various types of software licensed from unaffiliated third parties in order to provide certain elements of our product offering. For example, we license database software from Oracle that we integrate with our ESM product. Our agreement with Oracle permits us to distribute Oracle software in our products to our customers and partners worldwide through May 2009. See “Item 1. Business—Intellectual Property—Oracle License Agreement.” Any errors or defects in this third-party software could result in errors that could harm our business. In addition, licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.

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

We depend on the continued contributions of our senior management and other key personnel, in particular Robert Shaw, Tom Reilly and Hugh Njemanze, the loss of whom could harm our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.

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

We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 287 employees as of April 30, 2007 to 335 employees as of April 30, 2008. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

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

We completed the acquisition of substantially all of the assets of Enira Technologies, LLC in June 2006, and may pursue additional acquisitions in the future, any of which could be material to our business, operating results and financial condition. Our ability as an organization to successfully acquire and integrate technologies or businesses on a larger scale is unproven. Acquisitions involve many risks, including the following:

•	an acquisition may negatively impact our results of operations because it may require us to incur charges and substantial debt or liabilities, may cause adverse tax consequences, substantial depreciation or deferred compensation charges, may result in acquired in-process research and development expenses or in the future may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may not generate sufficient financial return to offset acquisition costs;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products; and

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience.

     If we fail to maintain an effective system of internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of The NASDAQ Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. During the audit of our financial statements for fiscal 2004, 2005, 2006 and 2007, “material weaknesses” in our internal control over financial reporting were identified. While we believe that we have remediated these material weaknesses, in the future, additional material weaknesses or other areas of our internal control over financial reporting may be identified that need improvement. Given our history of material weaknesses, achieving and maintaining effective controls may be particularly challenging for us.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC beginning for our fiscal year ending April 30, 2009 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we are expending significant resources and providing significant management oversight. We have a substantial effort ahead of us to maintain the processes that we have added and to implement additional processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

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

Due to prior period losses, we have generated significant federal and state net operating loss carry-forwards, which expire beginning in fiscal 2022 and fiscal 2013, respectively. U.S. federal and state income tax laws limit the amount of these carry-forwards we can utilize upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. We have previously experienced a greater than 50% shift in our stock ownership, which has limited our ability to use a portion of our net operating loss carry-forwards, and we may experience subsequent shifts in our stock ownership. Accordingly, there is a risk that our ability to use our existing carry-forwards in the future could be further limited and that existing carry-forwards would be unavailable to offset future income tax liabilities, which would adversely affect our operating results.

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

     A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of July 15, 2008, we had outstanding 31,050,806 shares of our common stock, 24,188,887 shares, or 77.9%, of which are currently restricted as a result of market standoff and/or lock-up agreements, but will be able to be sold in the near future as set forth below.

Date Available for Sale	Number of Shares and
into Public Market	% of Total Outstanding

Immediately after the date of this Annual Report on Form 10-K	No shares, or 0%
August 13, 2008, or 181 days after the date of the prospectus relating to our IPO, subject to deferral in some circumstances	24,188,887 shares, or 77.9%, of which 10,473,461 shares, or 33.7%, will be subject to limitations under Rules 144 and 701

Some holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. All of these shares are subject to market standoff and/or lock-up agreements restricting their sale for 180 days after the date of the prospectus relating to our IPO. We also registered shares of common stock that we have issued and may issue under our employee equity incentive plans, and such shares may be sold freely in the public market upon issuance, subject to existing market standoff and/or lock-up agreements. Morgan Stanley & Co. Incorporated may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements. The 180-day lock-up period is subject to extension in some circumstances.

The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

     If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited, and may not obtain additional, research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

     Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 56.3% of our outstanding common stock as of July 15, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairman of the board, our lead independent director, if any, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and research and development facilities occupy approximately 80,000 square feet in Cupertino, California under a lease that expires in October 2013. We have an option to extend this lease for five years and a right of first offer to lease adjacent space. In addition to our principal office space in Cupertino, we lease facilities for use as sales and local support offices in various cities in the United States and internationally. We believe our facilities are adequate for our needs for at least the next 12 months. We also anticipate that suitable additional or alternative space will be reasonably available to accommodate foreseeable expansion of our operations.

Item 3.	Legal Proceedings

We are subject to various claims, complaints and legal actions that arise in the normal course of business from time to time. We do not believe we are party to any currently pending legal proceedings the outcome of which will have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “ARST” since our IPO in February 2008. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market.

Fiscal Year Ended	High	Low

Fourth Quarter 2008 (beginning February 14, 2008)	$9.68	$6.35
First Quarter 2009 (through July 15, 2008)	$10.69	$7.19

Stockholders

As of July 15, 2008, we had approximately 217 record holders of our common stock.

Stock Price Performance Graph

The following graph shows a comparison from February 14, 2008 (the date our common stock commenced trading on The NASDAQ Global Market) through April 30, 2008 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*
Among ArcSight, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

$100 invested on 2/14/08 in stock or 1/31/08 in index-including reinvestment of dividends.
Fiscal year ending April 30.

The above information under the heading “Stock Price Performance Graph” shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the Securities and Exchange Commission, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of April 30, 2008. All outstanding awards relate to our common stock.

	(a) Number of		(c) Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	(b) Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights(1)	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	6,687,045	$5.43	4,366,192
Equity compensation plans not approved by security holders	—	—	—
Total	6,687,045	$5.43	4,366,192

(1)	Prior to our IPO, we issued securities under our 2002 Stock Plan, as amended, and our 2000 Stock Incentive Plan. Following our IPO, we issued securities under our 2007 Equity Incentive Plan (“2007 Plan”) and our 2007 Employee Stock Purchase Plan (“ESPP”).

Under the 2007 Plan we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2007 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2009 through 2012 by an amount equal to 4% of our shares outstanding on the immediately preceding December 31, unless our board of directors, in its discretion determines to make a smaller increase. It is the policy of our board of directors that non-employee directors are granted options to purchase 11,250 shares of common stock under the 2007 Plan upon initial election or appointment to the board. Similarly, on the date of the first board meeting following each annual stockholder meeting each non-employee director will automatically be granted options to purchase 10,375 shares of common stock under the 2007 Plan pursuant to that policy. The board may also make discretionary grants to purchase common stock to any non-employee director.

Under the 2007 ESPP we may grant options for the purchase of our common stock. The 2007 ESPP contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2009 through 2016, by an amount equal to 1% of our shares outstanding on the immediately preceding December 31, unless our board of directors, in its discretion determines to make a smaller increase.

Recent Sales of Unregistered Securities

During the three months ended April 30, 2008, holders of warrants elected to net exercise warrants to purchase 6,293 shares of common stock and 425 shares of Series B preferred stock, and holders of warrants elected to exercise warrants to purchase 3,919 shares of Series B preferred stock at a weighted-average exercise price of $0.00001 per share. The shares of Series B preferred stock issued upon warrant exercise, as with all other outstanding shares of preferred stock, were converted to common stock upon completion of our IPO.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-145974) relating to our IPO was declared effective by the SEC on February 14, 2008, and the offering commenced that day. Morgan Stanley & Co. Incorporated acted as the sole book-running manager for the offering, and Lehman Brothers Inc., Wachovia Capital Markets, LLC and RBC Capital Markets Corporation acted as co-managers of the offering.

The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through April 30, 2008, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For the fiscal year ended April 30, 2008, we did not repurchase any equity securities.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of results to be expected for any future period.

Consolidated Statements of	Fiscal Year Ended April 30,
Operations Data:	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Products	$63,765	$43,989	$22,859	$22,357	$12,442
Maintenance	27,607	18,762	11,473	5,947	1,931
Services	10,173	7,082	5,103	4,518	926

Total revenues	101,545	69,833	39,435	32,822	15,299
Cost of revenues:
Products	4,767	2,569	1,769	1,084	526
Maintenance(1)	5,691	3,498	2,085	851	207
Services(1)	5,800	3,521	2,942	2,559	565

Total cost of revenues	16,258	9,588	6,796	4,494	1,298

Gross profit	85,287	60,245	32,639	28,328	14,001
Operating expenses(1):
Research and development	19,762	14,535	12,154	7,583	4,068
Sales and marketing	53,453	36,587	24,309	14,647	8,041
General and administrative	13,422	9,453	12,978	8,725	3,480

Total operating expenses	86,637	60,575	49,441	30,955	15,589

Loss from operations	(1,350)	(330)	(16,802)	(2,627)	(1,588)
Other income (expense), net	472	462	219	(49)	106

Income (loss) before provision for income taxes	(878)	132	(16,583)	(2,676)	(1,482)
Provision for income taxes	1,131	389	163	137	23

Net loss	$(2,009)	$(257)	$(16,746)	$(2,813)	$(1,505)

Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(2.24)	$(0.46)	$(0.28)

Shares used in computing basic and diluted net loss per common share	25,936	10,042	7,469	6,162	5,372

(1)	Stock-based compensation expense is included above as follows:

Cost of maintenance revenues	$106	$3	$5	$4	$—
Cost of services revenues	115	14	5	3	1
Research and development	1,356	501	1,950	1,642	143
Sales and marketing	2,685	661	210	746	14
General and administrative	664	350	5,948	4,838	425

Total stock-based compensation expense	$4,926	$1,529	$8,118	$7,233	$583

Revenues in fiscal 2007 and prior years were impacted by revenues related to multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions reduced revenues in fiscal 2006 by $6.3 million and increased revenues in fiscal 2008 and 2007 by $2.9 million and $1.8 million, respectively. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues, Cost of Revenues and Operating Expenses” for additional details, including the net amounts involved. While similar multiple element transactions with undelivered elements for which we lack VSOE may be identified prospectively in future periods, we expect that in future periods the comparison of revenues period-to-period will not be favorably impacted to the same extent by similar transactions.

	As of April 30,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,946	$16,917	$16,443	$13,493	$7,976
Working capital (deficit)	46,711	(3,811)	5,377	11,606	4,990
Total assets	118,579	48,990	32,926	26,541	13,162
Current and long-term debt	—	—	—	—	—
Convertible preferred stock	—	26,758	26,758	26,928	26,362
Common stock and additional paid-in capital	101,574	23,479	19,383	11,301	2,950
Total stockholders’ equity	$54,769	$5,130	$1,433	$9,713	$4,460

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and in our other SEC filings, including our final prospectus dated as of February 14, 2008. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of compliance and security management solutions that protect enterprises and government agencies. Our products help customers comply with corporate and regulatory policy, safeguard their assets and processes and control risk. Our platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats. Our ESM products correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to external threats, insider threats and compliance and corporate policy violations. We also provide complementary software that delivers pre-packaged analytics and reports tailored to specific compliance and security initiatives, as well as appliances that streamline event log archiving.

We were founded in May 2000 and first sold our initial ESM product in June 2002. Our revenues have grown from $32.8 million in fiscal 2005 to $101.5 million in fiscal 2008.

In February 2008, we completed our IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.

We achieved positive cash flows from operations in fiscal 2004 through 2008. We generated $13.5 million of cash from our operating activities during fiscal 2008, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. As of April 30, 2008, we had cash and cash equivalents and accounts receivable of $98.6 million, and an aggregate of $20.9 million in accounts payable and accrued liabilities.

Important Factors Affecting Our Operating Results and Financial Condition

We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:

Sales of ESM Platform and Appliance Products to New Customers.  The market for compliance and security management software solutions is rapidly expanding, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM platform in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, a bundle of connectors, depending on the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific compliance and security issues and business risks. In addition, customers may purchase our Logger appliance to address their log archiving needs. Our growth depends on our ability to sell our products to new customers.

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

Development and Introduction of New Products.  We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the compliance and security management market. Examples of new product introductions in fiscal 2008 included our ArcSight ESM Management Solution, ArcSight Log Management Suite and ArcSight Connector Appliance products. We continue the enhancement of our ESM platform and solutions, such as the May 2007 introduction of features such as identity correlation and role-based management and from a global perspective, the July 2007 introduction of a new compliance solution package for the Japanese analogue of Sarbanes-Oxley (JSOX). In addition, we continue to develop and release appliance versions of our software products and updates to complementary solution packages for our Logger product as well.

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

Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions reduced revenues in fiscal 2006 by $6.3 million and increased revenues in fiscal 2008 and 2007 by $2.9 million and $1.8 million, respectively. In each case, the net impact caused our fiscal period-to-period revenue growth rate to appear lesser or greater, as applicable, than it otherwise would. See “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data—Quarterly Results of Operations” for additional discussion and information regarding these transactions. As of April 30, 2008 and 2007, deferred revenues included $2.5 million and $5.4 million, respectively, related to transactions such as these.

In addition, if we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered.

Historically sales to the U.S. government have represented a significant portion of our revenues, while international sales have represented a smaller portion of our revenues. While we expect revenues from sales to agencies of the U.S. federal government to continue to grow in absolute dollars, we believe that such sales will continue to decrease as a percentage of revenues in future periods. In addition, we expect that sales to customers outside of the United States will continue to grow both in absolute dollars and as a percentage of revenues in future periods.

Product Revenues

Product revenues consist of license fees for our software products and, beginning in fiscal 2007, also includes revenues for sales of Logger and our other appliance products. License fees are based on a number of factors, including the type and number of devices that a customer intends to monitor using our software as well as the number of users and locations. In addition to our core solution, some of our customers purchase additional licenses for optional extension modules that provide enhanced discovery and analytics capabilities. Sales of our appliance products consist of sales of the appliance hardware and associated perpetual licenses to the embedded software. We first introduced our first appliance products in June 2006 and Logger, our most widely adopted appliance product to date, in December 2006. Appliance fees are based on the number of appliances purchased and, in some cases, on the number of network devices with which our customer intends to use the appliances. We generally recognize product revenues at the time of product delivery, provided all other revenue recognition criteria have been met. We recognize revenues associated with products sold through distribution partners on a sell-through basis once either we or our distribution partner has a contractual agreement in place with the end user, the products have been delivered to the end user, collectibility is probable and all other revenue recognition criteria have been met.

Historically, we have engaged in long sales cycles with our customers, typically three to six months and more than a year for some sales, and many customers make their purchase decisions in the last month of a fiscal quarter, following procurement trends in the industry. Further, average deal size can vary considerably depending on our customers’ configuration requirements, implementation plan and budget availability. As a result, it is difficult to predict timing or size of product sales on a quarterly basis. In addition, we may fail to forecast sufficient production of our appliance products due to our limited experience with them, or we may be unable to physically deliver appliances within the quarter, depending on the proximity of the order to the end of the quarter. These situations may lead to delay of revenues until we can deliver products. The loss or delay of one or more large sales transactions in a quarter could impact our operating results for that quarter and any future quarters into which revenues from that transaction are delayed.

As of April 30, 2008 and 2007, deferred product revenues were $13.6 million and $10.3 million, respectively. Included in deferred product revenues as of April 30, 2008 and 2007 were $2.2 million and $4.9 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of April 30, 2008 and 2007 were $11.4 million and $5.4 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of April 30, 2008 and 2007, deferred product revenues of $13.6 million and $10.3 million, respectively, were reduced by net-down adjustments of $3.3 million and $2.6 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to revenue transactions with customers that are only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.

Maintenance Revenues

Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel and content. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance–standard and, for customers that require 24-hour coverage seven days a week, premium. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are deferred at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.

As of April 30, 2008, deferred maintenance revenues were $24.3 million, of which $20.0 million represented current deferred maintenance revenues. As of April 30, 2007, deferred maintenance revenues were $17.1 million, of which $14.5 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of April 30, 2008 and 2007, the deferred maintenance revenues of $24.3 million and $17.1 million, respectively, were reduced by net-down adjustments of $1.5 million and $0.9 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.

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

As of April 30, 2008 and 2007, deferred service revenues were $3.4 million and $2.2 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of April 30, 2008 and 2007, the deferred service revenues of $3.4 million and $2.2 million, respectively were reduced by net-down adjustments of $0.7 million and $0.9 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.

Cost of Revenues

Cost of revenues for our software products consists of third-party royalties and license fees for licensed technology incorporated into our software product offerings. Cost of revenues for appliance products consists of the hardware costs of the appliances and, for certain appliance products, third-party royalties for licensed technology. The cost of product revenues is primarily impacted by the mix of software and appliance products as well as the relative ratio of third-party royalty bearing products included in software sales transactions. Sales of our appliance products are generally at a lower gross margin than sales of our software products.

Cost of maintenance revenues consists primarily of salaries and benefits related to maintenance personnel, royalties and other out-of-pocket expenses, and facilities and other related overhead.

Cost of services revenues consists primarily of the salaries and benefits of personnel, travel and other out-of-pocket expenses, facilities and other related overhead that are allocated based on the portion of the efforts of such personnel that are related to performance of professional services, and cost of services provided by subcontractors for professional services. Services gross margin may fluctuate as a result of periodic changes in our use of third party service providers, resulting in lower or higher gross margins for these services.

We intend to increase sales to the mid-market, a goal that we believe will be aided by our recent introduction of additional appliance products. We expect the percentage of our mid-market sales made through our distribution channel will be greater than it has been to date. We also expect a high percentage of our international sales to continue to be made through our distribution channel. Sales through the channel tend to be at a lower gross margin than direct sales. As a result, we may report lower gross margins in future periods than has been the case for prior periods.

Operating and Non-Operating Expenses

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products and maintenance are typically accrued and expensed when the respective revenue elements are ordered. During fiscal 2007 commissions on sales of services were typically accrued and expensed when the services were delivered, and during fiscal 2008 as a result of changes in commission plan structure, when the services were ordered. We also pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers, systems integrators and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.

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

Other Income (Expense), Net.  Other income (expense), net consists of interest earned on our cash investments and foreign currency-related gains and losses. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Following our IPO, we had additional cash and cash equivalents of approximately $45.9 million resulting from the net proceeds of our IPO, after deducting the underwriting discounts and other offering expenses. This will likely cause a substantial increase in our interest income compared to periods prior to our IPO. Similarly, our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates.

Provision for Income Taxes.  Provision for income taxes is calculated in compliance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and other related guidance, and generally consists of tax expense related to current period earnings. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets which are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in these estimates may result in significant increases or decreases to our tax provision in a subsequent period, which in turn would affect net income. We have previously experienced a greater than 50% shift in our stock ownership, which creates annual limitations on our ability to use a portion of our net operating loss carry-forwards. As a result, our provision for income taxes and our resulting effective tax rate may be greater than if our net operating loss carry-forwards were available without limitation. In addition, our net operating loss carry-forwards may expire before we fully utilize them.

We recorded a full valuation allowance of $18.5 million as of April 30, 2008 because, based on the available evidence, we assessed that it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Revenue Recognition

We recognize revenues in accordance with SOP 97-2. Accordingly, we exercise judgment and use estimates in connection with the determination of the amount of product, maintenance and services revenues to be recognized in each accounting period.

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

We typically use a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of our shrinkwrap or end-user license agreement as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or forfeiture, concession or other adjustment. We do not generally grant rights of return or price protection to our distribution partners or end users, other than limited rights of return during the warranty period in some cases. We use shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify product delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance is considered to occur on a straight-line basis over the life of the contract. We consider probability of collection based on a number of factors, such as creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. We do not request, nor do we require, collateral from customers. If we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. A net-down adjustment may be recorded in cases where, sales transactions have been invoiced but are recognized on cash receipt, for invoiced but unpaid sales transactions related to post-contract customer support obligations for which the term has not commenced, or for invoiced but unpaid service engagements where services have not yet been provided. Net-down adjustments decrease both accounts receivable and deferred revenue. Any such transactions included in accounts receivable and deferred revenue at period end are reflected on the balance sheet on a net basis.

Our sales of software products to date have typically been multiple element arrangements, which have included software licenses and corresponding maintenance, and have also generally included some amount of professional services. Our sales of appliance products to date have been multiple element arrangements as well, which included hardware, software licenses and corresponding maintenance, and have also generally included some amount of professional services. We allocate the total arrangement fee among these multiple elements based upon their respective fair values as determined by VSOE or, if applicable, by the residual method under SOP 97-2. VSOE for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when those services are sold separately. If we cannot objectively determine the fair value of any undelivered element in a multiple element arrangement, we defer revenues for each element until all elements have been delivered, or until VSOE can objectively be determined for any remaining undelivered element. If VSOE for maintenance does not exist, and this represents the only undelivered element, then revenues for the entire arrangement are recognized ratably over the performance period. When VSOE of a delivered element has not been determined, but the fair value for all undelivered elements has, we use the residual method to record revenues for the delivered element. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and recognized immediately as revenues. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the arrangement are recognized ratably over the term.

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

Stock-Based Compensation

Prior to May 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We amortize deferred stock-based compensation using the multiple option method as prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We amortized employee stock-based compensation of $0.1 million, $0.3 million and $0.6 million for fiscal 2008, 2007 and 2006, respectively.

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

To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the implied volatility and the historical volatility for this peer group of companies for a period equal to the expected life of the option. The weighted-average expected volatility for options granted during fiscal 2008 and 2007, was 55% and 66%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for both fiscal 2008 and 2007 was 5.25 years. For fiscal 2008 and 2007, the weighted-average risk-free interest rate used was 4.22% and 5.00%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for fiscal 2008 and 2007, in determining the expense recorded in our consolidated statement of operations.

We recorded expense of $4.2 million and $0.9 million for fiscal 2008 and 2007, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of April 30, 2008, unrecognized stock-based compensation expense of non-vested stock options was $11.2 million. As of April 30, 2008, the unrecognized stock-based compensation expense is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.

Our 2007 Employee Stock Purchase Plan, or ESPP, became effective on the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and will end on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the fiscal year ended April 30, 2008, we recorded stock-based compensation expense associated with the ESPP of $0.2 million. As of April 30, 2008, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.4 million.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS 142, we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. SFAS 142 requires us to perform an impairment review of our goodwill balance at least annually, which we intend to perform on November 1 of each fiscal year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The allocation of the acquisition cost to intangible assets and goodwill requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and amortization of intangible assets, other than goodwill. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of the projected discounted cash flows, and should different conditions prevail, material write-downs of net intangible assets could occur. We review periodically the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Future goodwill impairment tests could result in a charge to earnings.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of April 30, 2008, we had two customers that accounted for 25% and 15%, respectively, of our net accounts receivable, which receivables were fully paid subsequent to the end of fiscal 2008.

Accounting for Income Taxes

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Provision for income taxes is calculated in compliance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and other related guidance, and consists of tax expense related to current period earnings. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense or benefit related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets may be recovered through carry back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed which in turn would affect net income.

We recorded a full valuation allowance as of April 30, 2008 because, based on the available evidence, we assessed that it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

As a result of the implementation of FIN 48, we recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. As of April 30, 2008, the liability for uncertain tax positions was increased to $0.3 million. As of the date of adoption, we also recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no affect on the beginning balance of accumulated deficit or the net balance sheet. As of April 30, 2008, the unrecognized tax benefit of $1.4 million increased to $1.8 million, all of which is offset by a full valuation allowance.

Our total unrecognized tax benefit as of the May 1, 2007 adoption date and as of April 30, 2008 was $1.5 million and $2.1 million, respectively. As of April 30, 2008, we had $0.3 million of unrealized tax benefits that, if recognized, would affect our effective tax rate for fiscal 2008. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months related to any statute of limitations expiring and may increase as a result of normal operating activity. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and as of April 30, 2008, we had approximately $21,000 and $23,000, respectively of accrued interest or penalties associated with unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2001 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2005 and 2007 remain open to examination by the foreign tax authorities.

Results of Operations

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended April 30,
	2008	2007	2006

Revenues:
Products	62.8%	63.0%	58.0%
Maintenance	27.2	26.9	29.1
Services	10.0	10.1	12.9

Total revenues	100.0	100.0	100.0
Cost of revenues:
Products	4.7	3.7	4.5
Maintenance	5.6	5.0	5.3
Services	5.7	5.0	7.4

Total cost of revenues	16.0	13.7	17.2

Gross margin	84.0	86.3	82.8
Operating expenses:
Research and development	19.5	20.8	30.8
Sales and marketing	52.6	52.4	61.7
General and administrative	13.2	13.6	32.9

Total operating expenses	85.3	86.8	125.4

Loss from operations	(1.3)%	(0.5)%	(42.6)%

Comparison of Fiscal 2008 and Fiscal 2007

Revenues

Revenues for 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Products	$63,765	$43,989	$19,776	45.0%
Percentage of total revenues	62.8%	63.0%
Maintenance	27,607	18,762	8,845	47.1%
Percentage of total revenues	27.2%	26.9%
Services	10,173	7,082	3,091	43.6%

Percentage of total revenues	10.0%	10.1%

Total revenues	$101,545	$69,833	$31,712	45.4%

Product Revenues.  Product revenues in fiscal 2008 included revenues of $31.0 million from 164 new customers and revenues of $32.8 million from existing customers. New customer revenues in fiscal 2008 increased by $5.5 million compared to new customer revenues in fiscal 2007. Existing customer revenues in fiscal 2008 increased by $14.3 million compared to existing customer revenues in fiscal 2007. There was a net recognition of $1.7 million of product revenues in fiscal 2007 related to sales transactions that included undelivered product elements for which we did not have VSOE, while in fiscal 2008 there was a net recognition of product revenues of $2.7 million from such transactions. As of April 30, 2008, deferred product revenues included $2.2 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”

Maintenance Revenues.  Maintenance revenues increased by $8.8 million in fiscal 2008 as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was a net recognition of $0.1 million of maintenance revenues in fiscal 2007, and a net recognition of $0.2 million of maintenance revenues in fiscal 2008. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”

Services Revenues.  Services revenues increased by $3.1 million in fiscal 2008, as a result of increased service transactions and providing services to a larger installed base.

Geographic Regions.  We sell our product in three geographic regions: Americas; Europe-Middle East; and Asia Pacific. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Americas	$77,621	$55,704	$21,917	39.3%
Percentage of total revenues	76.4%	79.8%
Europe-Middle East	18,447	9,408	9,039	96.1%
Percentage of total revenues	18.2%	13.5%
Asia Pacific	5,477	4,721	756	16.0%

Percentage of total revenues	5.4%	6.7%

Total revenues	$101,545	$69,833	$31,712	45.4%

Cost of Revenues and Gross Margin

The following table is a summary of cost of product, maintenance and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Products	$4,767	$2,569	$2,198	85.6%
Percentage of total revenues	4.7%	3.7%
Maintenance	5,691	3,498	2,193	62.7%
Percentage of total revenues	5.6%	5.0%
Services	5,800	3,521	2,279	64.7%

Percentage of total revenues	5.7%	5.0%

Total cost of revenues	$16,258	$9,588	$6,670	69.6%

The following table is a summary of gross profit for products, maintenance and services and their respective gross margins (in thousands, except percentages):

	Fiscal Year Ended April 30,
	2008	2007

Gross margin
Products	$58,998	$41,420
Percentage of product revenues	92.5%	94.2%
Maintenance	$21,916	$15,264
Percentage of maintenance revenues	79.4%	81.4%
Services	$4,373	$3,561
Percentage of services revenues	43.0%	50.3%

Total gross margin	$85,287	$60,245
Percentage of total revenues	84.0%	86.3%

Cost of Product Revenues and Gross Margin.  Cost of product revenues increased by $2.2 million in fiscal 2008, primarily due to increased appliance cost of goods of $1.9 million related to increased appliance sales, as well as a $0.3 million increase in license expense for third party software used in our products. Product gross margin fell by 1.7 percentage points as a percentage of product revenues to 92.5% in fiscal 2008, compared to 94.2% in fiscal 2007. This drop was primarily attributable to increased appliance sales where product costs are higher creating lower gross margin for product revenues. In future periods, we expect the appliance portion of our product revenues to continue to increase as a percentage of total revenues and, accordingly, we expect cost of product revenues to increase and product gross margin as a percentage of product revenues to decrease slightly.

Cost of Maintenance Revenues and Gross Margin.  Cost of maintenance revenues increased by $2.2 million in fiscal 2008, primarily due to increased compensation related expenses of $1.1 million related to increased head count, an increase in third-party royalty maintenance expenses of $0.5 million, and an increase in facilities expenses of $0.2 million. Maintenance gross margin fell by 2.0% as a percentage of maintenance revenues to 79.4% in fiscal 2008 compared to 81.4% in fiscal 2007. This decrease in maintenance gross margin is primarily attributable to increased head count in our technical support organization and increases in third-party royalty maintenance expenses.

Cost of Services Revenues and Gross Margin.  Cost of service revenues increased by $2.3 million in fiscal 2008, primarily due to increased compensation related-expenses of $1.5 million related to increased head count and cost per employee. Additionally, billable travel expense and use of third party contractors increased by $0.3 million and $0.2 million, respectively. Services gross margin as a percentage of services revenues decreased to 43.0% for fiscal 2008 compared to 50.3% in fiscal 2007, due primarily to an increase in cost per employee without a corresponding increase in revenue billing rates and a decrease in productivity due to training of employees.

Operating Expenses

The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Research and development	$19,762	$14,535	$5,227	36.0%
Percentage of total revenues	19.5%	20.8%
Sales and marketing	53,453	36,587	16,866	46.1%
Percentage of total revenues	52.6%	52.4%
General and administrative	13,422	9,453	3,969	42.0%

Percentage of total revenues	13.2%	13.5%

Total operating expenses	$86,637	$60,575	$26,062	43.0%

Percentage of total revenues	85.3%	86.7%

Research and Development Expenses.  The increase in research and development expenses in fiscal 2008 of $5.2 million compared to fiscal 2007 was primarily attributable to an increase of $3.0 million in compensation-related expenses and an increase of $0.9 million in stock-based compensation expense, in each case associated with an increase in research and development personnel from 89 to 101 at the respective period ends. In addition, there was an increase in facilities-related expense of $0.9 million as a result of the expansion of our headquarters in Cupertino, California to accommodate the increase in our personnel. Research and development expense as a percentage of revenues was 19.5% in fiscal 2008 compared to 20.8% in fiscal 2007.

Sales and Marketing Expenses.  The increase in sales and marketing expenses in fiscal 2008 of $16.9 million compared to fiscal 2007 was primarily attributable to an increase of $10.2 million in compensation-related expense and $2.0 million in stock-based compensation expense, in each case associated with an increase in sales and marketing personnel from 104 to 123 at the respective period ends. In addition, travel and entertainment expenses increased by $1.6 million, overhead-related expenses such as employee relations and network communications, increased by $1.3 million, marketing program expenses increased by $0.6 million, and facilities expenses increased $0.4 million. Sales and marketing expense as a percentage of revenues remained essentially the same at 52.6% in fiscal 2008 compared to 52.4% in fiscal 2007.

General and Administrative Expenses.  The increase in general and administrative expenses of $4.0 million in fiscal 2008 compared to fiscal 2007 was primarily attributable to an increase of $2.3 million associated with compensation-related expense and an increase of $0.3 million in stock-based compensation expense, in each case associated with an increase in personnel from 32 to 41 at the respective period ends. In addition, there was an increase of $0.7 million in accounting, audit and tax expense, an increase in facilities expense of $0.4 million and an increase of $0.2 million in liability insurance expense associated with increasing our coverage level in connection with our becoming a public company. General and administrative expense as a percentage of revenues remained essentially the same at 13.2% in fiscal 2008 compared to 13.5% in fiscal 2007.

Non-Operating Expenses

The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Interest income	$857	$637	$220	34.5%
Percentage of total revenues	0.8%	0.9%
Other expense, net	(385)	(175)	(210)	(120.0)%
Percentage of total revenues	(0.4)%	(0.2)%
Provision for income taxes	(1,131)	(389)	(742)	(190.7)%

Percentage of total revenues	(1.1)%	(0.6)%

Total non-operating expenses	$(659)	$73	$(732)	(1002.7)%

Percentage of total revenues	(0.6)%	0.1%

Interest Income.  The increase in interest income was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO.

Other Income (Expense), Net.  The decrease in other income (expense), net in fiscal 2008 is primarily a result of higher interest expense related to capitalized software licenses and, to a lesser extent, foreign currency losses.

Provision for Income Taxes.  The provision for income taxes of $1.1 million for the year ended April 30, 2008, is primarily related to foreign corporate income taxes, federal and state alternative minimum taxes currently due, and a charge of $0.3 million to establish a deferred tax liability related to the temporary timing difference between the tax deductible amortization of goodwill related to the acquisition of Enira Technologies, LLC in June 2006 under applicable tax rules and SFAS No. 142 under which goodwill must be analyzed annually for impairment rather than amortized for financial reporting purposes (see Note 11—“Income Taxes” for more detail discussion). The provision for income taxes of $0.4 million for the years ended April 30, 2007, was primarily for foreign corporate income taxes.

Comparison of Fiscal 2007 and Fiscal 2006

Revenues

Revenues for 2007 and 2006 were as follows (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2007	2006	Dollars	Percent

Products	$43,989	$22,859	$21,130	92.4%
Percentage of total revenues	63.0%	58.0%
Maintenance	18,762	11,473	7,289	63.5%
Percentage of total revenues	26.9%	29.1%
Services	7,082	5,103	1,979	38.8%

Percentage of total revenues	10.1%	12.9%

Total revenues	$69,833	$39,435	$30,398	77.1%

Product Revenues.  Product revenues in fiscal 2007 included revenues of $25.5 million from sales to 120 new customers and revenues of $18.5 million from sales to existing customers. New customer revenues in fiscal 2007 increased by $11.5 million compared to new customer revenues in fiscal 2006. Existing customer revenues in fiscal 2007 increased by $9.6 million compared to existing customer revenues in fiscal 2006. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have

VSOE, there was a net deferral of $6.0 million of product revenues in fiscal 2006 and a net recognition of $1.7 million of product revenues in fiscal 2007. This accounted for $0.3 million of the increase in product revenues from new customers, and $7.4 million of the increase in product revenues from existing customers, in fiscal 2007 compared with fiscal 2006. As of April 30, 2007, deferred product revenues included $4.9 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”

Maintenance Revenues.  Maintenance revenues increased $7.3 million in fiscal 2007 as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was a net deferral of $0.3 million of maintenance revenues in fiscal 2006 and a net recognition of $0.1 million of maintenance revenues in fiscal 2007. This accounted for $0.4 million of the increase in maintenance revenues in fiscal 2007 compared to fiscal 2006. As of April 30, 2007, deferred maintenance revenues included $0.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”

Services Revenues.  Services revenues increased by $2.0 million in fiscal 2007 as a result of providing services to a larger installed base.

Geographic Regions.  We sell our product in three geographic regions: Americas; Europe-Middle East; and Asia Pacific. Revenues, which include product, maintenance and service revenues, in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2007	2006	Dollars	Percent

Americas	$55,704	$32,743	$22,961	70.1%
Percentage of total revenues	79.8%	83.0%
Europe-Middle East	9,408	4,668	4,740	101.5%
Percentage of total revenues	13.5%	11.9%
Asia Pacific	4,721	2,024	2,697	133.3%

Percentage of total revenues	6.7%	5.1%

Total revenues	$69,833	$39,435	$30,398	77.1%

Cost of Revenues and Gross Margin

The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2007	2006	Dollars	Percent

Products	$2,569	$1,769	$800	45.2%
Percentage of total revenues	3.7%	4.5%
Maintenance	3,498	2,085	1,413	67.8%
Percentage of total revenues	5.0%	5.3%
Services	3,521	2,942	579	19.7%

Percentage of total revenues	5.0%	7.4%

Total cost of revenues	$9,588	$6,796	$2,792	41.1%

The following table is a summary of gross margin for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Year Ended April 30,
	2007	2006

Gross margin
Products	$41,420	$21,090
Percentage of product revenues	94.2%	92.3%
Maintenance	15,264	9,388
Percentage of maintenance revenues	81.4%	81.8%
Services	3,561	2,161
Percentage of services revenues	50.3%	42.3%

Total gross margin	$60,245	$32,639
Percentage of total revenues	86.3%	82.8%

Cost of Product Revenues and Gross Margin.  Product gross margin as a percentage of product revenues increased to 94.2% in fiscal 2007 from 92.3% in fiscal 2006. The increase of 1.9 percentage points in product gross margin as a percentage of product revenues in fiscal 2007 compared to fiscal 2006 was primarily a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE.

Cost of Maintenance Revenues and Gross Margin.  Maintenance gross margin remained essentially the same at 81.4% and 81.8% in fiscal 2007 and 2006, respectively.

Cost of Services Revenues and Gross Margin.  Services gross margin increased to 50.3% in fiscal 2007 from 42.3% in fiscal 2006 due to a decreased volume of lower gross margin services revenues in fiscal 2007, including fewer services for which we used a third-party service provider related to certain government contracts.

Operating Expenses

The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2007	2006	Dollars	Percent

Research and development	$14,535	$12,154	$2,381	19.6%
Percentage of total revenues	20.8%	30.8%
Sales and Marketing	36,587	24,309	12,278	50.5%
Percentage of total revenues	52.4%	61.7%
General and administrative	9,453	12,978	(3,525)	(27.2)%

Percentage of total revenues	13.5%	32.9%

Total operating expenses	$60,575	$49,441	$11,134	22.5%

Percentage of total revenues	86.7%	125.4%

Research and Development Expenses.  The increase in research and development expenses in fiscal 2007 of $2.4 million compared to fiscal 2006 was primarily attributable to an increase of $2.8 million in compensation expenses associated with an increase in research and development personnel from 71 to 89 at the respective period ends, and an increase in depreciation of $0.5 million, an increase of $0.3 million for outside service providers and an increase of $0.3 million of compensation-related expenses, including our incurrence of stock-based compensation expense of $0.1 million as a result of our adoption of SFAS 123R in fiscal 2007, offset by the decrease in stock-

based compensation of $1.9 million in fiscal 2007 as a result of the repayment of an employee loan in fiscal 2006 and the associated cessation of variable accounting. Research and development expense as a percentage of revenues was 20.8% in fiscal 2007, compared to 30.8% in fiscal 2006. The timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE contributed to 4.8 percentage points of the 10.0 percentage point reduction in research and development expenses as a percentage of revenues.

Sales and Marketing Expenses.  The increase in sales and marketing expenses in fiscal 2007 of $12.3 million compared to fiscal 2006 was primarily attributable to an increase of $8.9 million in compensation and related expense associated with an increase in sales and marketing personnel from 74 to 104 at the respective period ends. The increase in compensation and related expense included $0.6 million as a result of our adoption in fiscal 2007 of SFAS 123R. In addition, marketing expenses related to trade shows, public relations and advertising increased by $1.6 million and travel expenses increased by $0.9 million. Sales and marketing expense as a percentage of revenues was 52.4% in fiscal 2007, compared to 61.7% in fiscal 2006. The reduction in sales and marketing expenses as a percentage of revenues was due to the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE.

General and Administrative Expenses.  The decrease in general and administrative expenses of $3.5 million in fiscal 2007 compared to fiscal 2006 was primarily associated with a decrease in compensation and related expenses of $4.0 million, offset in part by an increase of $0.3 million associated with professional service provider fees. The decrease in compensation and related expenses is primarily a result of the decreased stock-based compensation expense of $5.6 million in fiscal 2007 as a result of the repayment of an employee loan in fiscal 2006, offset by an increase of $1.6 million associated with an increase in personnel from 22 to 32 at the respective period ends. Fiscal 2007 stock-based compensation expense included $0.2 million from our adoption in fiscal 2007 of SFAS 123R. General and administrative expense as a percentage of revenues declined to 13.6% in fiscal 2007, compared to 32.9% in fiscal 2006. The timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE contributed to 4.8 percentage points of the 19.3 percentage point reduction in general and administrative expenses as a percentage of revenues.

Non-Operating Expenses

The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended April 30,		Change in	Change in
	2007	2006	Dollars	Percent

Interest income	$637	$435	$202	46.4%
Percentage of total revenues	0.9%	1.1%
Other expense, net	(175)	(216)	41	19.0%
Percentage of total revenues	(0.2)%	(0.5)%
Provision for income taxes	(389)	(163)	(226)	(138.7)%

Percentage of total revenues	(0.6)%	(0.4)%

Total non-operating expenses	$73	$56	$17	30.4%

Percentage of total revenues	0.1%	0.1%

Interest Income.  The increase in interest income was primarily due to increased sales.

Other Expense, Net.  The increase in other expense, net in fiscal 2007 is primarily a result of higher invested cash balances generated from operations, as our foreign currency related gains and losses remained comparable year over year.

Provision for Income Taxes.  The provision for income taxes of $0.4 million and $0.2 million for fiscal 2007 and 2006, respectively was primarily related to foreign corporate income taxes.

Liquidity and Capital Resources

From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2008, and generally expect to continue generating positive operating cash flows on an annual basis. Although, there may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. In February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.

At April 30, 2008, we had cash and cash equivalents totaling $71.9 million and accounts receivable of $26.7 million, compared to $16.9 million of cash and cash equivalents and $15.6 million of accounts receivable at April 30, 2007.

Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended April 30,
	2008	2007	2006

Net cash provided by operating activities	$13,532	$11,050	$3,848
Net cash used in investing activities	(4,012)	(10,233)	(1,431)
Net cash provided by (used in) financing activities	$45,567	(359)	538

Operating Activities

Although we have reported a net loss in fiscal 2008, 2007 and 2006, our operating activities have provided positive cash flows, primarily due to the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.

While we may report negative cash flows from operating activities from time to time in particular quarterly periods, we generally expect to continue to generate positive cash flows from operating activities on an annual basis. Future cash from operations will depend on many factors, including:

•	the growth in our sales transactions and associated cash collections or growth in receivables;

•	the level of our sales and marketing activities, including expansion into new territories;

•	the timing and extent of spending to support product development efforts; and

•	the timing of the growth in general and administrative expenses as we further develop our administrative infrastructure to support the business as a public company.

We generated $13.5 million of cash from operating activities during fiscal 2008, primarily as a result of a $11.7 million increase in deferred revenues, a $5.2 million increase in our accrued compensation and benefits because sales commissions and performance bonus accrued under our fiscal 2008 bonus plan were not paid until the first quarter of fiscal 2009, a $0.6 million decrease in prepaid expenses, offset in part by a $11.1 million increase in accounts receivable associated with the growth in revenue and timing of sales. In addition, we had a net loss of $2.0 million for this period, which included non-cash charges of $4.9 million for stock-based compensation expense and $2.5 million of depreciation and amortization.

We generated $11.1 million of cash from operating activities during fiscal 2007, primarily as a result of a $5.0 million increase in deferred revenues, a $3.3 million increase in our accrued compensation and benefits because sales commissions and performance bonuses accrued under our fiscal 2007 bonus plan were not paid until the first quarter of fiscal 2008, a $2.2 million increase in accounts payable resulting from the timing of payment obligations and a $1.4 million increase in other accrued liabilities, offset in part by a $3.4 million increase in accounts receivable associated with the growth in our revenues and a $1.0 million increase in prepaid expenses. In addition, we generated cash from operations in fiscal 2007 because our reported net loss of $0.3 million included $1.5 million of non-cash stock-based compensation expense and $1.9 million of non-cash depreciation and amortization charges.

We generated $3.8 million of cash from operating activities during fiscal 2006, primarily as a result of the $13.2 million increase in deferred revenues, which was primarily a function of the relatively large portion of our sales during the fiscal year that involved multiple element arrangements where one or more of the product elements for which we did not have VSOE remained undelivered. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.” We used cash in operations to the extent that we incurred a net loss of $16.7 million, although this loss included non-cash stock-based compensation expense of $8.1 million related primarily to variable stock-based compensation awards and non-cash depreciation and amortization charges of $0.9 million. In fiscal 2006, we also used cash of $1.6 million because our accounts receivable grew along with our growth in revenue.

Investing Activities

During fiscal 2008, we used $4.0 million in cash for investing activities, of which $2.0 million was related to capital expenditures associated with computer equipment, furniture and fixtures and software, and $1.4 million related to leasehold improvements, all in support of the expansion of our infrastructure and work force. During fiscal 2007, we used $10.2 million in cash for investing activities, primarily as a result of $7.2 million of cash consideration and acquisition costs, for the purchase of the assets of Enira Technologies, LLC, $2.2 million in purchases of property and equipment and $0.8 million in a restricted cash account used to secure a standby letter of credit. Investing activities for fiscal 2006 consisted of $1.4 million in purchases of property and equipment to support our growth.

Financing Activities

During fiscal 2008, we generated $45.6 million of cash from financing activities, comprised primarily of $50.2 million in proceeds from our IPO (after underwriting discounts and commissions) and $0.9 million of net proceeds from the exercise of stock options, offset by payments of $3.7 million in IPO preparation costs, $1.9 million in payments for capital lease obligations and capitalized software licenses used as a component in our product sales. During fiscal 2007, cash used in financing activities was $0.4 million, and consisted of $0.6 million of costs incurred in conjunction with our IPO and $0.3 million in payments for capital lease obligations and capitalized software licenses, offset by proceeds from the exercise of stock options. In fiscal 2006, the net cash provided by financing activities was $0.5 million and consisted primarily of $0.4 million in proceeds from the repayment of certain stockholder notes and proceeds from the exercise of stock options.

Other Factors Affecting Liquidity and Capital Resources

We believe that our cash and cash equivalents and any cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. We anticipate that, from time to time, we may evaluate acquisitions of complementary businesses, technologies or assets. However, there are no current understandings, commitments or agreements with respect to any acquisitions.

Off-Balance Sheet Arrangements

As of April 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Contractual Obligations and Commitments

We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less.

The following table is a summary of our contractual obligations as of April 30, 2008:

	Payments Due by Period
	Total	FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
	(In thousands)

Operating lease obligations	$11,581	$2,323	$1,933	$1,988	$2,068	$3,269
Accrued contractual obligations	$2,298	2,134	161	3	—	—

Total	$13,879	$4,457	$2,094	$1,991	$2,068	$3,269

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 157 will have on our consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We are currently evaluating the effect, if any, the adoption of SFAS 159 will have on our consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS 141R which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R on May 1, 2009, which is the beginning of our fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt SFAS 160 on May 1, 2009, which is the beginning of fiscal 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk.  To date, substantially all of our international sales have been denominated in U.S. dollars, and therefore the majority of our net revenues are not subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, but historically have had relatively little impact on our operating results and cash flows. We utilize foreign currency forward and option contracts to manage our currency exposures as part of our ongoing business operations. We do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Interest Rate Risk.  Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash and cash equivalents totaling $71.9 million as of April 30, 2008, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended April 30, 2008, (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2006	2006	2007	2007	2007	2007	2008	2008
	(Unaudited, in thousands)

Revenues:
Products	$7,712	$8,962	$10,209	$17,106	$12,205	$15,670	$17,698	$18,192
Maintenance	3,631	4,137	4,611	6,383	5,630	6,617	7,380	7,980
Services	1,614	1,663	1,914	1,891	2,035	2,341	2,593	3,204

Total revenues	12,957	14,762	16,734	25,380	19,870	24,628	27,671	29,376

Cost of revenues:
Products	657	392	625	895	684	1,130	1,487	1,466
Maintenance(1)	807	843	851	997	1,246	1,381	1,456	1,608
Services(1)	954	930	847	790	1,078	1,362	1,454	1,906

Total cost of revenues	2,418	2,165	2,323	2,682	3,008	3,873	4,397	4,980

Gross profit	10,539	12,597	14,411	22,698	16,862	20,755	23,274	24,396

Operating expenses(1):
Research and development	3,358	3,575	3,636	3,966	4,260	4,847	5,063	5,592
Sales and marketing	7,735	7,728	9,226	11,898	11,919	12,688	12,760	16,086
General and administrative	1,757	2,104	2,125	3,467	3,520	3,468	2,939	3,495

Total operating expenses	12,850	13,407	14,987	19,331	19,699	21,003	20,762	25,173

Income (loss) from operations	(2,311)	(810)	(576)	3,367	(2,837)	(248)	2,512	(777)

Interest and other income, net	113	71	131	147	19	21	98	334

Income (loss) before provision for income taxes	(2,198)	(739)	(445)	3,514	(2,818)	(227)	2,610	(443)
Provision for income taxes	98	97	97	97	118	139	257	617

Net income (loss)	$(2,296)	$(836)	$(542)	$3,417	$(2,936)	$(366)	$2,353	$(1,060)

(1)	Stock-based compensation expense as included in above:

Cost of maintenance revenues	$—	$1	$1	$1	$8	$30	$24	$44
Cost of services revenues	2	2	3	7	8	38	23	46
Research and development	91	131	136	143	157	490	293	416
Sales and marketing	42	53	110	456	461	680	771	773
General and administrative	80	92	97	81	81	180	171	232

Total stock-based compensation expenses	$215	$279	$347	$688	$715	$1,418	$1,282	$1,511

The following table sets forth our historical results, for the periods indicated, as a percentage of our revenues.

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2006	2006	2007	2007	2007	2007	2008	2008
	(Unaudited)

Revenues:
Products	59.5%	60.7%	61.0%	67.4%	61.4%	63.6%	64.0%	61.9%
Maintenance	28.0	28.0	27.6	25.1	28.3	26.9	26.6	27.2
Services	12.5	11.3	11.4	7.5	10.3	9.5	9.4	10.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Products	5.1	2.7	3.7	3.5	3.4	4.6	5.4	5.0
Maintenance	6.2	5.7	5.1	3.9	6.3	5.6	5.3	5.5
Services	7.4	6.3	5.1	3.1	5.4	5.5	5.2	6.5

Total cost of revenues	18.7	14.7	13.9	10.6	15.1	15.7	15.9	17.0

Gross margin	81.3	85.3	86.1	89.4	84.9	84.3	84.1	83.0
Operating expenses:
Research and development	25.9	24.2	21.7	15.6	21.4	19.7	18.3	19.0
Sales and marketing	59.7	52.4	55.1	46.9	60.0	51.5	46.1	54.8
General and administrative	13.6	14.3	12.7	13.7	17.7	14.1	10.6	11.9

Total operating expenses	99.2	90.8	89.6	76.2	99.1	85.3	75.0	85.7

Income (loss) from operations	(17.8)%	(5.5)%	(3.4)%	13.3%	(14.3)%	(1.0)%	9.1%	(2.6)%

Due to rounding to the nearest tenth of a percent, totals may not equal the sum of the line items in the table above.

Our operating results may fluctuate due to a variety of factors, many of which are outside our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Revenues have increased over the quarters presented, other than the first quarter of fiscal 2008, due to increases in the number of products sold to new and existing customers and expansion into the international and mid-size markets. This revenue trend was impacted by multiple element sales transactions that included undelivered product elements for which we did not have VSOE. Revenues in fiscal 2007 and prior years excluded revenues related to multiple element sales transactions consummated for which the revenues were deferred because we did not have VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, in fiscal 2008 and the fourth quarter of fiscal 2007, with respect to many of these transactions, we either delivered such product elements, or we and our customers amended the contractual terms of these sales transactions to remove the undelivered product elements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues, Cost of Revenues and Operating Expenses.” In particular, there was a significant impact to revenues in the three months ended April 30, 2007 related to such sales transactions, resulting in increasing revenues by $4.2 million. The following table sets forth the net quarterly impact of these types of sales transactions by quarter for fiscal 2007 and 2008:

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2006	2006	2007	2007	2007	2007	2008	2008
	(Unaudited, in millions)

Product revenues	$—	(0.2)	(1.2)	3.1	0.8	0.6	1.0	0.3
Maintenance revenues	(0.3)	(0.3)	(0.3)	1.0	0.1	—	0.1	—
Services revenues	—	—	(0.1)	0.1	—	—	—	—

Total revenues	(0.3)	(0.5)	(1.6)	4.2	0.9	0.6	1.1	0.3

While similar multiple element transactions with undelivered elements for which we lack VSOE may be identified prospectively in future periods, we expect that in future periods the comparison of revenues period-to-period will not be favorably impacted to the same extent by similar prior or future transactions.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ArcSight, Inc.

We have audited the accompanying consolidated balance sheets of ArcSight, Inc. as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArcSight, Inc. at April 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, ArcSight, Inc. changed its method of accounting for stock-based compensation as of May 1, 2006 and its method of accounting for uncertain tax positions as of May 1, 2007.

/s/ Ernst & Young LLP

San Jose, California
July 17, 2008

ARCSIGHT, INC.

Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	As of April 30,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$71,946	$16,917
Accounts receivable, net of allowance for doubtful accounts of $133 and $123, as of April 30, 2008 and 2007, respectively	26,658	15,554
Capitalized software licenses, current	1,900	249
Other prepaid expenses and current assets	3,665	2,207

Total current assets	104,169	34,927
Restricted cash	842	842
Income taxes receivable	391	761
Property and equipment, net	4,834	2,753
Goodwill	5,746	5,746
Acquired intangible assets, net	2,161	2,734
Capitalized software licenses, non-current	144	394
Other long-term assets	292	833

Total assets	$118,579	$48,990

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,115	$2,846
Accrued compensation and benefits	11,864	6,678
Obligations for software licenses	2,222	551
Other accrued liabilities	3,745	3,869
Deferred revenues, current	36,512	24,794

Total current liabilities	57,458	38,738
Deferred revenues, non-current	4,754	4,794
Other long-term liabilities	1,598	328

Total liabilities	63,810	43,860
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share, 10,000,000 and 21,601,752 shares authorized as of April 30, 2008, and 2007, respectively; no shares and 13,032,497 issued and outstanding as of April 30, 2008 and 2007, respectively	—	26,758
Common stock, $0.00001 par value per share; 150,000,000 and 32,500,000 shares authorized as of April 30, 2008 and April 30, 2007, respectively; 31,022,190 and 10,620,041 issued and outstanding as of April 30, 2008 and 2007, respectively	—	—
Additional paid-in capital	101,574	23,479
Deferred stock-based compensation	(53)	(554)
Accumulated other comprehensive (loss) income	(45)	13
Accumulated deficit	(46,707)	(44,566)

Total stockholders’ equity	54,769	5,130

Total liabilities and stockholders’ equity	$118,579	$48,990

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Operations
(In thousands)

	Fiscal Year Ended April 30,
	2008	2007	2006

Revenues:
Products	$63,765	$43,989	$22,859
Maintenance	27,607	18,762	11,473
Services	10,173	7,082	5,103

Total revenues	101,545	69,833	39,435

Cost of revenues:
Products	4,767	2,569	1,769
Maintenance(1)	5,691	3,498	2,085
Services(1)	5,800	3,521	2,942

Total cost of revenues	16,258	9,588	6,796

Gross profit	85,287	60,245	32,639
Operating expenses(1):
Research and development	19,762	14,535	12,154
Sales and marketing	53,453	36,587	24,309
General and administrative	13,422	9,453	12,978

Total operating expenses	86,637	60,575	49,441

Loss from operations	(1,350)	(330)	(16,802)
Interest income	857	637	435
Other income and expense, net	(385)	(175)	(216)

Income (loss) before provision for income taxes	(878)	132	(16,583)
Provision for income taxes	1,131	389	163

Net loss	$(2,009)	$(257)	$(16,746)

Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(2.24)

Shares used in computing basic and diluted net loss per common share	25,936	10,042	7,469

(1)	Stock-based compensation expense included in above (see Note 9):

Cost of maintenance revenues	$106	$3	$5
Cost of services revenues	115	14	5
Research and development	1,356	501	1,950
Sales and marketing	2,685	661	210
General and administrative	664	350	5,948

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended April 2006, 2007 and 2008
(In thousands, except share amounts)

						Deferred	Accumulated
	Convertible				Additional	Stock-	Other		Total
	Preferred Stock		Common Stock		Paid-in	Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Balance as of April 30, 2005	13,029,223	$26,928	9,742,375	—	$11,301	$(955)	$2	$(27,563)	$9,713
Cost of dispute settlement regarding Series B preferred stock issuance	—	(170)	—	—	—	—	—	—	(170)
Issuance of common stock upon exercise of stock options	—	—	279,593	—	189	—	—	—	189
Repurchase of common stock subject to vesting	—	—	(54,407)	—	(18)	—	—	—	(18)
Compensation expense related to stock options accounted for under variable accounting	—	—	—	—	7,549	—	—	—	7,549
Repayment of non-recourse notes by employees	—	—	—	—	367	—	—		367
Reclassification of options exercised but not vested, net	—	—	—	—	(5)	(10)	—	—	(15)
Amortization of deferred stock-based compensation	—	—	—	—	—	569	—	—	569
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	(16,746)	(16,746)

Comprehensive loss									(16,751)

Balance as of April 30, 2006	13,029,223	26,758	9,967,561	—	19,383	(396)	(3)	(44,309)	1,433
Issuance of common stock in connection with legal settlement	—	—	62,500	—	178	—	—	—	178
Exercise of Series B preferred stock warrants	3,274	—	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisition of Enira Technologies, LLC	—	—	253,038	—	1,538	—	—	—	1,538
Reclassification of options exercised but not vested, net	—	—	—	—	122	—	—	—	122
Issuance of common stock upon exercise of stock options	—	—	225,326	—	582	—	—	—	582
Repurchase of common stock subject to vesting	—	—	(21,263)	—	(11)	—	—	—	(11)
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	(13)	280	—	—	267
Stock-based compensation under SFAS 123R — options	—	—	—	—	892	—	—	—	892
Issuance of restricted stock in connection with acquisition of Enira Technologies, LLC	—	—	132,879	—	808	(808)	—	—	—
Amortization of restricted stock-based compensation	—	—	—	—	—	370	—	—	370
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(257)	(257)

Comprehensive loss									(241)

Balance as of April 30, 2007	13,032,497	26,758	10,620,041	—	23,479	(554)	13	(44,566)	5,130

ARCSIGHT, INC.

Consolidated Statements of Stockholders’ Equity — (Continued)
(In thousands, except share amounts)

						Deferred	Accumulated
	Convertible				Additional	Stock-	Other		Total
	Preferred Stock		Common Stock		Paid-in	Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Cumulative effect adjustment due to the adoption of FIN 48	—	—	—	—	—	—	—	(132)	(132)
Issuance of common stock upon exercise of stock options	—	—	402,260	—	923	—	—	—	923
Reclassification of options exercised but not vested, net	—	—	—	—	60	—	—	—	60
Repurchase of common stock subject to vesting	—	—	(6,845)	—	(3)	—	—	—	(3)
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	(6)	97	—	—	91
Amortization of restricted stock-based compensation	—	—	—	—	—	404	—	—	404
Stock-based compensation under SFAS 123R	—	—	—	—	4,431	—	—	—	4,431
Exercise of Series B preferred stock warrants	12,909	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	6,293	—	—	—	—	—	—
Conversion of preferred stock into common stock	(13,045,406)	(26,758)	14,000,441	—	26,758	—	—	—	—
Proceeds from initial public offering, net of issuance costs of $4,288	—	—	6,000,000	—	45,932	—	—	—	45,932
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	(2,009)	(2,009)

Comprehensive loss									(2,067)

Balance as of April 30, 2008	—	$—	31,022,190	$—	$101,574	$(53)	$(45)	$(46,707)	$54,769

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended April 30,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(2,009)	$(257)	$(16,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,945	1,414	941
Amortization of acquired intangibles	573	476	—
Loss (gain) on disposal of property and equipment	(6)	3	1
Stock-based compensation	4,926	1,529	8,118
Provision for allowance for doubtful accounts	33	112	60
Changes in operating assets and liabilities, net of the effects of the acquisition of Enira Technologies, LLC:
Accounts receivable	(11,137)	(3,352)	(1,612)
Prepaid expenses and other assets	638	(984)	(523)
Income taxes receivable	370	259	(870)
Accounts payable	269	2,199	(498)
Accrued compensation and benefits	5,186	3,294	719
Other accrued liabilities	1,066	1,386	1,067
Deferred revenues	11,678	4,971	13,191

Net cash provided by operating activities	13,532	11,050	3,848
Cash flows from investing activities:
Restricted cash	—	(842)	—
Acquisition of Enira Technologies, LLC	—	(7,209)	—
Purchase of property and equipment	(4,031)	(2,182)	(1,431)
Proceeds from sales of property and equipment	19	—	—

Net cash used in investing activities	(4,012)	(10,233)	(1,431)
Cash flows from financing activities:
Initial public offering preparation costs	(3,669)	(619)	—
Proceeds from initial public offering	50,220	—	—
Proceeds from exercise of stock options, net of repurchases	920	571	171
Payment of capital lease and software license obligations	(1,904)	(311)	—
Net proceeds from repayment of stockholder notes	—	—	367

Net cash provided by (used in) financing activities	45,567	(359)	538
Effect of exchange rate changes on cash	(58)	16	(5)

Net increase in cash and cash equivalents	55,029	474	2,950
Cash and cash equivalents at beginning of period	16,917	16,443	13,493

Cash and cash equivalents at end of period	$71,946	$16,917	$16,443

Supplemental disclosure of cash flow information:
Income taxes paid	$331	$583	$1,470
Supplemental disclosure of non-cash investing and financing activities:
Accrual of cost of dispute settlement regarding Series B preferred stock issuance	—	—	170
Common stock issued to non-employee for settlement of Series B financing costs and for consulting services	—	178	—
Issuance of restricted stock in connection with acquisition of Enira Technologies, LLC	—	808	—
Common stock issued upon conversion of preferred stock	26,758	—	—
Common stock issued for acquisition	—	1,538	—

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

ArcSight, Inc. (“ArcSight” or the “Company”) is a leading provider of compliance and security management solutions that protect enterprises and government agencies. The Company helps customers comply with corporate and regulatory policy, safeguard their assets and processes and control risk. The Company’s platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats. The Company’s ESM products correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to external threats, insider threats and compliance and corporate policy violations. The Company also provides complementary software that delivers pre-packaged analytics and reports tailored to specific compliance and security initiatives, as well as appliances that streamline event log archiving. The Company is headquartered in Cupertino, California, and was incorporated on May 3, 2000 under the laws of the state of Delaware.

Initial Public Offering

In February 2008, the Company completed an initial public offering (“IPO”), in which it sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $45.9 million in net proceeds after deducting underwriters’ discounts of $3.8 million and other offering expenses of $4.3 million. Upon the completion of the IPO, all shares of convertible preferred stock outstanding automatically converted into 14,000,441 shares of common stock.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

On November 20, 2007, the Board of Directors and the Company’s stockholders approved a 1-for-4 reverse stock split of the Company’s outstanding shares of common stock and convertible preferred stock (the “Reverse Split”). All authorized, reserved, issued and outstanding common stock, convertible preferred stock and per share amounts contained in these notes and the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Split.

On June 2, 2006, the Company completed the acquisition of substantially all of the assets of Enira Technologies, LLC (“Enira”), a privately-held provider of solutions for responding to network security compromises. The accompanying consolidated financial statements include the combined activity since the date of the acquisition.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates, assumptions and judgments, are used for, but are not limited to, revenue recognition, determination of fair value of stock awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, uncertain tax positions, allowances for doubtful accounts, valuations of cash

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

equivalents, and accrued liabilities. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents in accounts with high-credit quality financial instruments. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with two banks and are stated at cost, which approximates fair value.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, restricted cash, trade accounts receivable, accounts payable, other accrued liabilities and derivative financial instruments approximate their respective fair values due to their relative short-term maturities.

Foreign Currency Translation/Transactions

The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income loss. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect on the balance sheet dates.

Net foreign currency transaction losses of approximately $0.1 million, $0.2 million, and $0.2 million for fiscal 2008, 2007 and 2006, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense.

Derivative Financial Instruments

The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other expense in the consolidated statements of operations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. During fiscal 2008 and 2007, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair-value basis. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company is exposed to credit risk in the event of default by the financial institution holding its cash and cash equivalents to the extent recorded on its balance sheet. Risks associated with cash equivalents are mitigated by banking with high-credit quality institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions.

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

No customer or reseller accounted for more than 10% of total revenues for fiscal 2008, 2007 or 2006. As of April 30, 2008, the Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 25% and 15% of net accounts receivable. The Company had one customer that accounted for 12% of the Company’s net accounts receivable as of April 30, 2007.

The majority of the Company’s revenues are derived from sales of the ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company has introduced complementary appliance products in fiscal 2007 and 2008 for which the Company uses a single source for manufacture and fulfillment of its appliance product, the Company’s revenues and operating results will continue to depend significantly on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions and other risks. If the Company is unable to continue to meet customer demands or achieve more widespread market acceptance of ArcSight ESM, its business, operating results, financial condition and growth prospects will be adversely affected.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

At the time of each transaction, the Company assesses whether the fees associated with the transaction are fixed or determinable. If a significant portion of a fee is due after the Company’s normal payment terms, currently up to three months (payment terms beyond three months are considered to be extended terms), or if as a result of customer acceptance provisions, the price is subject to refund or forfeiture, concession or other adjustment, then the Company considers the fee to not be fixed or determinable. In the limited instances in which these cases occur, revenues are deferred and recognized when payments become due and payable, or the right to refund or forfeiture, concession or adjustment, if any, lapses upon customer acceptance.

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

Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when such services are sold separately. For deliverables and multiple element

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

arrangements subject to SOP 97-2, as amended by SOP 98-9, when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for the delivered elements in the arrangement, the Company recognizes revenues under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenues are deferred for the fair value of the undelivered elements and revenues are recognized for the remainder of the arrangement fee attributed to the delivered elements (typically products) under the residual method when all of the applicable criteria in SOP 97-2 have been met. In the event that VSOE for maintenance services does not exist, and this represents the only undelivered element, revenues for the entire arrangement are recognized ratably over the performance period. Revenues from maintenance and support agreements are recognized on a straight-line basis over the life of the contract. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the arrangement are recognized ratably over the term because the Company does not have VSOE for the undelivered elements.

Many of the Company’s product contracts include implementation and training services. When products are sold together with consulting services, license fees are recognized upon delivery, provided that (i) the criteria of software revenue recognition have been met, (ii) payment of the license fees is not dependent upon the performance of the services, and (iii) the services do not provide significant customization of the products and are not essential to the functionality of the software that was delivered. The Company does not provide significant customization of its software products. These services are recognized on a time-and-materials basis.

The cost of providing the Company’s products and maintenance and services consists primarily of direct material costs for products and the fully burdened cost of the Company’s service organization for maintenance and services. Shipping and handling charges incurred and billed to customers for product shipments are recorded in product revenue and related cost of product revenues in the accompanying Consolidated Statements of Operations. If it becomes probable that the amount allocated to an undelivered element will result in a loss on that element of the arrangement, the loss is recognized pursuant to SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).

Deferred revenues consist primarily of deferred product revenues, deferred maintenance fees and deferred services fees. Deferred revenues are recorded net of pre-billed services, post-contract customer support billings for which the term has not commenced and invoices for cash basis customers. Deferred product revenues generally relate to product sales being recognized ratably over the term of the licensing arrangement, and, to a lesser extent, partial shipments when the Company does not have VSOE for the undelivered elements and products that have been delivered but await customer acceptance. Deferred maintenance fees and consulting services generally relate to payments for maintenance and consulting services in advance of the time of delivery of services. These deferred amounts are expected to be recognized as revenues based on the policy outlined above.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of April 30, 2008.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The following describes activity in the allowance for doubtful accounts for fiscal 2008, 2007 and 2006 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period

2006	$11	$60	$(17)	$54
2007	$54	$112	$(43)	$123
2008	$123	$33	$(23)	$133

(1)	Uncollectible amounts written off, net of recoveries.

Restricted Cash

Restricted cash consists of a deposit in a money market account amounting to $0.8 million as of April 30, 2008 and 2007 that is held to secure a standby letter of credit required in connection with the operating lease for the Company’s headquarters in Cupertino, California.

Capitalized Software Licenses

Capitalized software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. In accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” these purchases have been recorded on the accompanying consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. The capitalized software licenses are being amortized ratably over the terms of the agreements of two years and are included as a component of cost of product revenues and cost of maintenance revenues in the amount of $2.2 million and $0.1 million for fiscal 2008 and 2007, respectively. During fiscal 2008 and 2007, payments under these agreements amounted to $2.1 million and $0.3 million with related interest expense of $0.2 million and $17,000, respectively.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

value of the asset. There have been no indicators of impairment and no impairment losses have been recorded by the Company in any period presented.

Property and Equipment, Net

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment typically ranging from two to five years. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as an offset to rent expense using the straight-line method over the lease term. Leasehold improvements are amortized over the shorter of the remaining operating lease term or the useful lives of the assets.

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

The Company tests goodwill for impairment annually on November 1 of each fiscal year, and more frequently if events merit. The Company performs this fair-value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Future goodwill impairment tests could result in a charge to earnings.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising Expenses

Advertising costs are expensed as incurred. The Company incurred $0.2 million, $0.4 million and $0.1 million in advertising expenses for fiscal 2008, 2007 and 2006, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets which are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using tax rates currently in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in these estimates may result in significant increases or decreases to the Company’s tax provision in a period in which such estimates are charged, which would affect net income.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

for stock awards made on or after May 1, 2006, and the Company amortizes the fair value of share-based payments on a straight-line basis.

The Company’s 2007 Employee Stock Purchase Plan (“ESPP”) became effective upon the effectiveness of the Company’s IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first such offering period which commenced on February 14, 2008 and will end on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP.

Comprehensive (Loss) Income

The Company reports comprehensive (loss) income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive (loss) income includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income. The Company’s accumulated other comprehensive (loss) income consisted solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The tax effects on the foreign currency translation adjustments have not been significant.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its consolidated results of operations, financial position and cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R at the beginning of its 2010 fiscal year, or May 1, 2009. The Company is currently evaluating the effect, if any, the adoption of SFAS 141(r) will have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS 160 will have on its consolidated results of operations, financial position and cash flows.

3.	Net Loss Per Common Share

On February 20, 2008, the closing date of the Company’s IPO, and pursuant to the amended and restated certificate of incorporation, all outstanding shares of convertible preferred stock converted into an aggregate of 14,000,441 shares of common stock. Additionally, in connection with the conversion of the shares of convertible preferred stock, warrants to purchase shares of convertible preferred stock and common stock were also converted to a net 19,202 shares of common stock.

Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities consisting of convertible preferred stock, stock options, common stock subject to repurchase and warrants were not included in the diluted loss per common share computation for any period presented because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2008	2007	2006

Numerator for basic and diluted net loss per share:
Net loss	$(2,009)	$(257)	$(16,746)

Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net loss per common share-basic and diluted	25,936	10,042	7,469

Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(2.24)

As the Company had a net loss for each of the periods presented, basic and diluted net loss per share are the same. The weighted-average shares used in the computation of basic and diluted net loss per share for the periods are presented net of shares subject to repurchase.

The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities (i.e., convertible preferred stock, common stock options, common stock subject to repurchase and warrants) that were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Fiscal Year Ended April 30,
	2008	2007	2006

Convertible preferred stock (as converted)	11,046	13,984	13,970
Options to purchase common stock	2,484	2,519	2,129
Common stock subject to repurchase	153	353	618
Warrants to purchase common stock and convertible preferred stock (as converted)	13	22	6

Total	13,696	16,878	16,723

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Acquisition of Enira Technologies, LLC

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

The total purchase price of $8.7 million was comprised of (in thousands):

Cash consideration for members of Enira	$7,000
Fair value of common stock issued(1)	1,538
Estimated acquisition-related costs(2)	209

Total consideration	$8,747

(1)	The members of Enira received $7.0 million in aggregate cash consideration and 253,038 shares of the Company’s common stock. The fair value of the Company’s shares issued was based on a per share value of $6.08, which was equal to its then deemed fair value.

(2)	The acquisition-related costs consist primarily of legal and accounting fees and other directly related costs.

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

In connection with the Enira acquisition, 132,879 additional shares of restricted common stock were issued to Enira employees who accepted employment with the Company. These shares are subject to a two-year vesting requirement based on continued employment by these former Enira employees. The fair value of these restricted shares amounted to $0.8 million and was based on a per share value of $6.08. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” the total fair value of these shares is being accounted for as deferred compensation expense and is being amortized on a straight-line basis over the term of the required post-combination services. For fiscal 2008 and 2007 the related compensation expense amounted to approximately $0.4 million and $0.4 million, respectively.

The following condensed balance sheet data presents the respective fair values of the assets and liabilities acquired (in thousands):

Accounts receivable	$67
Inventory	32
Other assets	15
Goodwill	5,746
Intangible assets	3,210
Liabilities	(323)

Total	$8,747

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.6 million and $0.5 million for fiscal 2008 and 2007, respectively.

The gross carrying amount and net book value of goodwill and intangible assets as of April 30, 2008 and 2007 are as follows (in thousands):

	As of April 30, 2008
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Intangible assets:
Core and developed technologies	$1,970	$(434)	$1,536
Customer installed-base relationships	80	(37)	43
Employee non-compete agreements	1,160	(578)	582

Total	$3,210	$(1,049)	$2,161

Goodwill			$5,746

	As of April 30, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Intangible assets:
Core and developed technologies	$1,970	$(139)	$1,831
Customer installed-base relationships	80	(19)	61
Employee non-compete agreements	1,160	(318)	842

Total	$3,210	$(476)	$2,734

Goodwill			$5,746

There was no impairment of goodwill or intangible assets in fiscal 2008 or 2007.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

As of April 30, 2008, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
Fiscal Year Ending April 30:	Expense

2009	$842
2010	889
2011	425
2012	5

Total	$2,161

5.	Balance Sheet Details

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of April 30,
	2008	2007

Computers and equipment	$6,135	$4,898
Furniture and fixtures	1,071	451
Software	754	576
Leasehold improvements	2,080	640

	10,040	6,565
Less: accumulated depreciation and amortization	(5,206)	(3,812)

Property and equipment, net	$4,834	$2,753

Depreciation expense was $1.6 million, $1.0 million, and $0.7 million for fiscal 2008, 2007 and 2006, respectively. Amortization expense was $0.3 million, $0.4 million, and $0.3 million for fiscal 2008, 2007 and 2006, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of April 30,
	2008	2007

Accrued commissions	$3,997	$2,016
Accrued bonus	4,621	2,572
Accrued payroll taxes	672	591
Accrued vacation	1,804	1,296
Accrued ESPP	600	—
Other compensation and benefits	170	203

Total accrued compensation and benefits	$11,864	$6,678

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	As of April 30,
	2008	2007

Deferred product revenues	$13,627	$10,316
Deferred maintenance revenues	24,256	17,051
Deferred services revenues	3,383	2,221

Total deferred revenues	41,266	29,588
Less deferred revenues, current portion	(36,512)	(24,794)

Deferred revenues, non-current	$4,754	$4,794

6.	Commitments and Contingencies

The Company and its subsidiaries operate from leased premises in the United States, Asia and Europe with lease periods expiring through 2013. In April 2007, the Company entered into a lease extension through October 2013, and added additional office space to the lease for the corporate headquarters. This lease agreement includes a rent escalation clause of 4% per annual lease term through expiration in October 2013. The lease agreement includes leasehold improvement allowances in the amount of $0.7 million which is recorded as deferred rent and amortized as reductions to rent expense on a straight line basis over the remainder of the lease term. The lease agreement also includes a renewal period at the Company’s option for an additional 5 years at the then current fair market value. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Future minimum lease payments under the Company’s noncancelable operating leases as of April 30, 2008 are as follows (in thousands):

Amount of
Fiscal Year Ending April 30:	Payments

2009	$2,323
2010	1,933
2011	1,988
2012	2,068
2013	2,151
Thereafter	1,118

Total future minimum lease payments	$11,581

Rent expense under all operating leases was approximately $2.2 million, $0.9 million, and $0.7 million for fiscal 2008, 2007 and 2006, respectively.

7.	Indemnification and Warranties

The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) the Company’s bylaws, under which it must indemnify directors, and may indemnify officers and employees, for liabilities arising out of their relationship, (iii) contracts under which the Company may be required to indemnify customers or resellers against third-party claims, including claims that a Company product infringes a patent, copyright or other intellectual property right,

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

and (iv) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers and has not recorded any related accruals.

The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of April 30, 2008 or 2007.

8.	Stockholders’ Equity

Common Stock

In February 2008, the Company completed an IPO of common stock in which it sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 14,000,441 shares of common stock.

Convertible Preferred Stock

Number of shares of preferred stock authorized, issued and outstanding as of April 30, 2007:

		Shares Issued
	Authorized	and
	Shares	Outstanding

Series A	3,681,913	3,681,909
Series B	8,419,840	7,416,112
Series C	2,000,000	1,934,476
Undesignated	7,499,999	—

	21,601,752	13,032,497

On February 20, 2008, the closing date of the Company’s IPO, and pursuant to the amended and restated certificate of incorporate, all outstanding shares of convertible preferred stock converted to an aggregate of 14,000,441 shares of common stock.

	Approximate
	Conversion	Preferred	Common
Preferred Stock Series	Ratio	Stock Shares	Stock Shares

Series A	1.2582-for-1	3,681,909	4,632,724
Series B	1-for-1	7,429,021	7,429,021
Series C	1.0022-for-1	1,934,476	1,938,696

		13,045,406	14,000,441

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

In connection with the conversion of the shares of convertible preferred stock, warrants to purchase shares of convertible preferred stock and common stock were also converted to a net 19,202 shares of common stock. The converted preferred stock warrants are included in the Series B Preferred Stock Series above.

Following the IPO, the Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue at their discretion preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Board of Directors also can increase or decrease the number of authorized shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by our stockholders.

The following is a summary of the authorized, issued and outstanding convertible preferred stock as of April 30, 2008:

Shares Issued
	Authorized	and
	Shares	Outstanding

Undesignated	10,000,000	—

	10,000,000	—

Common Stock Reserved for Issuance

Number of shares of common stock reserved for future issuance is as follows:

As of April 30,
2008

Options available for future grant under the 2002 Stock Plan and 2007 Equity Incentive Plan	4,366,192
Options outstanding under the stock option plans	6,687,045
Conversion of convertible preferred stock	—
ESPP shares reserved for future issuance	1,000,000
Warrants to purchase common stock	—

Total shares reserved	12,053,237

Stock Plans

2007 Equity Incentive Plan.  In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Equity Incentive Plan, which became effective on the effective date of the Company’s initial public offering on February 14, 2008. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Incentive Plan and the 2002 Stock Plan on February 14, 2008, and any shares issued thereunder that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Equity Incentive Plan. An aggregate of 65,564 of such additional shares became available for grant and issuance under the 2007 Equity Incentive Plan during the remainder of fiscal 2008. The number of shares available for grant and issuance under the 2007 Equity Incentive Plan will automatically increase on each January 1 of 2009 through 2012 by an amount equal to 4% of the Company’s shares outstanding on the immediately preceding December 31, unless the Company’s Board of Directors, in its discretion, determines to make a smaller increase. The 2007 Equity Incentive Plan will terminate ten years from the date the Company’s Board of Directors approves the plan, unless it is terminated earlier by the Company’s Board of Directors.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The 2007 Equity Incentive Plan provides for the grant of options, which includes both incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, stock bonus awards and performance share awards. Incentive stock options are granted under the 2007 Stock Plan to employees at exercise prices not less than 100% of the fair market value of such shares as determined by the Company’s Board of Directors as of the grant date (and not less than 110% of such fair market value for grants to any person who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company as of the grant date). Nonqualified stock options may be granted under the 2007 Stock Plan to employees, directors and service providers at exercise prices that may be less than 100% of the closing fair market value of the Company’s common stock as quoted on the NASDAQ Global Market on the day of grant at the Committee’s discretion. Options granted under the 2007 Equity Incentive Plan generally expire ten years from the date of grant and are exercisable either (i) at any time after the date of grant or (ii) as such stock options vest. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option.

2007 Employee Stock Purchase Plan.  In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, which became effective on the effective date of the Company’s initial public offering in February 2008. 1,000,000 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Employee Stock Purchase. The number of shares reserved for issuance under the Company’s 2007 Employee Stock Purchase Plan will increase automatically on January 1 of each of the first eight years commencing with 2009 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31 (rounded to the nearest whole share). The Board of Directors or Compensation Committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of the Company’s common stock may be issued under the 2007 Employee Stock Purchase Plan, and no other shares may be added to this plan without the approval of the Company’s stockholders.

The 2007 Employee Stock Purchase Plan is designed to enable eligible employees to purchase shares of the Company’s common stock periodically at a discount, and is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Company’s employees generally will be eligible to participate in the 2007 Employee Stock Purchase Plan if they are employed by the Company, or a subsidiary or parent of the Company that the Company may designate. Employees who are 5% stockholders, or would become 5% stockholders as a result of their participation in the 2007 Employee Stock Purchase Plan, are not eligible to participate in the 2007 Employee Stock Purchase Plan. Eligible employees may acquire shares of the Company’s common stock by accumulating funds through payroll deductions, at selected rates between 1% and 15% of their base salary or regular hourly wages. The purchase price for shares of the Company’s common stock purchased under the 2007 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of the Company’s common stock on the first day of the offering period or the last trading day of the applicable purchase period within that offering period. For the initial offering period, the fair market value on the first day of the offering period will be the price at which the Company’s shares are initially offered in this offering. The 2007 Employee Stock Purchase Plan will terminate on the tenth anniversary of the first purchase date (as set forth in the plan), unless it is terminated earlier by the Board of Directors. An employee’s participation will automatically end upon termination of employment for any reason.

2002 Stock Plan.  In March 2002, the Board of Directors adopted the 2002 Stock Plan, as amended, and the Company’s stockholders approved the 2002 Stock Plan. 4,020,074 shares were originally authorized for issuance under this plan. In addition, 93,940 shares were rolled over from the 2000 Stock Incentive Plan, 18,911 shares were cancelled or repurchased under the 2000 Stock Incentive Plan and the Board of Directors has authorized a net increase of an additional 5,964,807 shares for issuance. The 2002 Stock Plan provides for either the award of stock purchase rights or the grant of options, which includes both incentive and non-statutory stock options. Options have been granted under the 2002 Stock Plan to employees, directors and service providers at exercise prices not less than 85% of the fair market value of such shares as determined by the Company’s Board of Directors as of the grant date (and not less than 110% of such fair market value for grants to any person who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company as of the grant date). Options granted

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

under the 2002 Stock Plan generally expire ten years from the date of grant and are exercisable either (i) at any time after the date of grant or (ii) as such stock options vest. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. The Company ceased granting awards under the 2002 Stock Plan upon the implementation of the 2007 Equity Incentive Plan, which is described above.

2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan provides for both the award of restricted stock and the grant of options, which includes both incentive and non-statutory stock options. The Company ceased granting awards under the 2000 Stock Incentive Plan upon the implementation of the 2002 Stock Plan, which is described above. These options generally expire ten years from the date of grant and are exercisable at any time after the date of grant. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. The Company is not obligated to but has the right to repurchase the vested shares at the fair market value of the vested shares if the participant’s service is terminated for any reason. The repurchase right terminated with respect to the vested shares upon the first sale of common stock of the Company to the general public pursuant to the Company’s IPO on February 14, 2008.

Stock Plan Activity

A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan during fiscal 2008, 2007 and 2006, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)

Options outstanding as of April 30, 2005	222,642	2,730,308	$0.47
Options authorized	2,333,091	—	—
Options granted	(2,114,431)	2,114,431	4.45
Options exercised	—	(279,593)	0.67
Options canceled	285,167	(285,167)	1.81
Shares repurchased	54,407	—

Options outstanding as of April 30, 2006	780,876	4,279,979	2.34
Options authorized	2,591,860	—	—
Options granted	(2,208,347)	2,208,347	6.87
Options exercised	—	(225,326)	2.58
Options canceled	490,188	(490,188)	3.66
Shares repurchased	21,263	—

Options outstanding as of April 30, 2007	1,675,840	5,772,812	3.95	8.31	$31,003
Options authorized	4,000,000	—	—
Options granted	(1,731,313)	1,731,313	9.78
Options exercised	—	(402,260)	2.30
Options canceled	414,820	(414,820)	6.10
Shares repurchased	6,845	—

Options outstanding as of April 30, 2008	4,366,192	6,687,045	5.43	7.89	15,142

Vested and expected to vest as of April 30, 2008, net of anticipated forfeitures		5,944,783	5.43	7.89	13,461

Vested and exercisable as of April 30, 2008		3,310,418	3.18	6.97	14,917

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.

The following table summarizes additional information regarding outstanding options as of April 30, 2008:

	Options Outstanding
		Weighted-	Options Vested and Exercisable
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share

$0.12	3,923	3.96	3,923	$0.12
$0.16	385,444	4.68	385,444	0.16
$0.24	356,523	5.72	356,523	0.24
$0.36	45,625	6.07	45,246	0.36
$0.40	39,375	3.20	39,375	0.40
$0.48	235,728	6.43	210,617	0.48
$0.80	813,898	6.76	646,594	0.80
$4.00	774,630	7.16	542,604	4.00
$6.08	756,495	7.99	388,038	6.08
$6.65-6.80	1,443,450	8.71	520,658	6.80
$7.17-7.95	42,725	9.98	—	7.66
$8.28-8.50	87,787	9.85	—	8.49
$9.00-9.32	322,313	9.32	59,302	9.19
$10.00	1,379,129	9.42	112,094	10.00

	6,687,045	7.89	3,310,418	$3.18

Total intrinsic value of options exercised for fiscal 2008, 2007 and 2006 was $3.0 million, $1.0 million and $0.6 million, respectively, determined at the date of option exercise.

9.	Stock-Based Compensation

During fiscal 2008, 2007 and 2006, the Company recorded stock-based compensation as described below (in thousands):

	Fiscal Year Ended April 30,
	2008	2007	2006

Stock-based compensation under SFAS 123R	$4,186	$892	$—
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	91	267	569
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	404	370	—
Stock-based compensation under Employee Stock Purchase Plan	245	—	—
Stock-based compensation under variable accounting	—	—	7,549

Total	$4,926	$1,529	$8,118

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company adopted SFAS 123R using the prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of fiscal 2007. The consolidated financial statements for fiscal 2008 and 2007, reflect the impact of SFAS 123R. In accordance with the prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Effective with the adoption of SFAS 123R, the fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. As there has been no public market for the Company’s common stock prior to the IPO, the Company has determined the volatility for options granted in fiscal 2007 and 2008, based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of this peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual term of the Company’s options. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. As the Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. The Company applied an estimated annual forfeiture rate of 5%, based on its historical forfeiture experience during the previous six years, in determining the expense recorded in its consolidated statement of operations.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s historical loss position, no tax benefits have been realized or recorded for any of the periods presented. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Valuation and Expense Information under SFAS 123R

The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Fiscal Year Ended April 30,
	2008	2007

Risk-free interest rate	4.22%	5.00%
Expected volatility	55%	66%
Expected life (years)	5.25 years	5.25 years

Based on these calculations, the weighted-average fair value per share of common stock was $5.17 and $4.20 per share for fiscal 2008 and 2007, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements during fiscal 2008 and 2007, as a result of the Company’s adoption of SFAS 123R, were as follows (in thousands, except per share amount):

	Fiscal Year Ended April 30,
	2008	2007

Cost of maintenance revenues	$106	$1
Cost of services revenues	115	9

SFAS 123R expense included in cost of revenues	221	10
Operating expenses:
Research and development	1,356	135
Sales and marketing	2,685	583
General and administrative	664	164

SFAS 123R expense included in operating expenses	4,705	882

SFAS 123R expense included in net loss	$4,926	$892

SFAS 123R expense included in basic and diluted net loss per share	$0.19	$0.09

Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.

As of April 30, 2008 and 2007, there was $11.2 million and $7.4 million, respectively, of total unrecognized stock based compensation expenses under SFAS 123R, net of estimated forfeitures, that the Company expects to amortize. Total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.87 years.

During fiscal 2008, the Company granted 1,731,313 options. These options have exercise prices equal to the deemed market value of the Company’s common stock on the dates these options were granted, with exercise prices ranging from $6.65 to $10.00 per share at a weighted-average per share price of $9.78. During fiscal 2007, the Company granted options to employees to purchase a total of 2,208,347 shares of common stock at per share exercise prices ranging from $6.08 to $9.32 per share at a weighted-average per share price of $6.87. The valuations used to determine the fair values of the options were contemporaneous. Since the completion of the Company’s IPO, the Company grants options to employees at exercise prices equal to the closing fair market value of the Company’s common stock as quoted on the NASDAQ on the day of grant.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan

In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s IPO on February 14, 2008. A total of 1,000,000 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and will end on September 15, 2008.

The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. The weighted-average fair value calculations for rights to acquire stock under the ESPP within the period are based on the following weighted-average assumptions set forth in the table below, assuming no dividends will be paid, and based on assumptions prevailing as of the enrollment date of the offering period.

Fiscal Year Ended
April 30,
2008

Risk-free interest rate	2.11%
Expected volatility	53%
Expected term (in years)	0.58 years

Based on these calculations, the weighted-average fair value per share of common stock was $2.77 per share for fiscal 2008. For the year ended April 30, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.2 million. As of April 30, 2008, there was $0.4 million of total unrecognized compensation expenses under SFAS 123R, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending September 15, 2008.

APB 25 Intrinsic Value Charges

Given the absence of an active market for the Company’s common stock prior to the Company’s IPO on February 14, 2008, the Company’s Board of Directors historically determined the fair value of the Company’s common stock in connection with the Company’s grant of stock options and stock awards. The Company’s Board of Directors made such determinations based on the business, financial and venture capital experience of the individual directors along with input from management. In January 2006, the Company engaged Financial Strategies Consulting Group, an unrelated third-party valuation firm as described by AICPA Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” to advise the Board of Directors in determining the fair value of its common stock.

As a result of management’s reassessment of the fair value of the Company’s common stock at the grant dates of options granted to purchase common stock in fiscal 2004 and 2005, deferred stock compensation has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FIN 28. Amortization of the deferred compensation was $0.1 million, $0.3 million and $0.6 million for fiscal 2008, 2007 and 2006, respectively. All options granted in and after fiscal 2006 were issued with exercise prices equal to the fair value.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Information regarding the Company’s stock option grants for these fiscal years is summarized as follows:

	Shares	Exercise Price
	Subject to	per Share	Reassessed
	Options	and Original	per Share
Grant Date	Granted	Fair Value	Fair Value

May 25, 2004	341,251	$0.36	$0.48
August 12, 2004	147,188	0.48	0.64
October 6, 2004	669,375	0.48	0.64
November 11, 2004	160,750	0.48	0.72
February 3, 2005	911,524	0.80	1.88

Restricted Stock Awards for Enira Acquisition

In connection with the acquisition of Enira Technologies, LLC, 132,879 shares of restricted common stock that were subject to two-year vesting were issued. See Note 4 “Acquisition of Enira Technologies, LLC.” During fiscal 2008, 66,441 of such shares vested. No such shares vested in fiscal 2007. As of April 30, 2008, 66,438 shares remain unvested, and are expected to vest in June 2008. As of April 30, 2008, total unrecognized stock based compensation expected to be recognized during fiscal 2009 is $34,000.

Variable Compensation

Between November 2000 and March 2002, the Company issued, upon the exercise of options and the receipt of promissory notes, 890,137 shares of common stock at exercise prices ranging from $0.12 per share to $0.40 per share to employees. The promissory notes bore annual interest rates between 4.25% and 8.75%, with principal and interest due upon termination of the notes. The employees executed full-recourse promissory notes for $324,864, as well as stock pledge agreements, with the Company. In May 2002, in conjunction with the termination of one employee, the Company forgave a portion of the principal of one of these notes. As a result, all such employee promissory notes were deemed to be non-recourse in nature and therefore subject to the provisions of EITF Issue No. 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25.”

Variable accounting for these fully vested options ceased in fiscal 2006 upon repayment of the notes outstanding. For fiscal 2006, additional stock-based compensation of $7.5 million was recorded.

10.	Segment Information

The Company operates in one industry segment selling compliance and security management solutions.

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

The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of April 30, 2008, 2007 and 2006, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Fiscal Year Ended April 30,
	2008	2007	2006

Total revenues by geography:
United States:
Products	$40,021	$32,782	$17,442
Maintenance	21,042	15,444	9,523
Services	7,280	5,529	4,152

Total	68,343	53,755	31,117

EMEA:
Products	12,923	6,462	2,754
Maintenance	3,960	2,126	1,311
Services	1,564	820	603

Total	18,447	9,408	4,668

Asia Pacific:
Products	3,553	3,532	1,405
Maintenance	1,305	701	390
Services	619	488	229

Total	5,477	4,721	2,024

Other Americas:
Products	7,267	1,214	1,259
Maintenance	1,301	490	248
Services	710	245	119

Total	9,278	1,949	1,626

Total revenues	$101,545	$69,833	$39,435

11.	Income Taxes

The Company’s book income (loss) before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended April 30,
	2008	2007	2006

Current:
Federal	$(2,360)	$102	$(16,769)
Foreign	1,482	30	186

Total	$(878)	$132	$(16,583)

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following (in thousands):

	Fiscal Year Ended April 30,
	2008	2007	2006

Current:
Federal	$150	$73	$—
State	185	91	6
Foreign	512	225	157

Total Current	847	389	163

Deferred:
Federal	250	—	—
State	34	—	—
Total Deferred	284	—	—

Total provision	$1,131	$389	$163

The Company’s effective tax rates vary from the federal statutory rates due to non-deductible items, such as a portion of the Company’s meals and entertainment expenses and state and foreign taxes.

A reconciliation of income taxes at the statutory federal income tax rate of 34% to the income tax expense included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended April 30,
	2008	2007	2006

U.S. federal taxes (benefit) at statutory rate	$(298)	$45	$(5,638)
State tax expense, net	122	60	4
Foreign taxes	512	225	157
Net operating losses not benefited (benefited)	(653)	(231)	4,837
Alternative minimum tax	149	73	—
Stock option expense	905	214	811
Meals and entertainment	101	92	—
Amortization of tax deductible goodwill	284	—	—
Other	9	(89)	(8)

Total provision	$1,131	$389	$163

The provision for income taxes of $1.1 million for the year ended April 30, 2008, is primarily related to foreign corporate income taxes due, federal and state alternative minimum taxes, and a charge to establish deferred tax liabilities of $0.3 million related to the tax deductible amortization of goodwill related to the acquisition of Enira Technologies, LLC in fiscal 2007. The provision for income taxes of $0.4 million and $0.2 million for the years ended April 30, 2007 and 2006, respectively, was primarily related to foreign corporate income taxes.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $0.4 million. The aggregate tax savings based on the exclusion of these earnings from fiscal 2006 and prior fiscal years’ tax provisions is $30,000.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows (in thousands):

	As of April 30,
	2008	2007

Deferred tax assets:
Net operating losses	$3,303	$6,282
Research credits	2,777	3,329
Non-deductible reserves and accruals	1,705	1,194
Non-deductible stock-based compensation	5,619	4,768
Deferred revenues	4,377	2,765
Foreign earnings	230	175
Intangibles	247	—
Other	276	437

Total deferred tax assets	18,534	18,950
Valuation allowance	(18,534)	(18,814)

Total deferred tax assets	$—	$136

Deferred tax liabilities:
Amortization of tax deductible goodwill	$(284)	$(136)

Total deferred tax liabilities	$(284)	$(136)

Net deferred tax assets (liabilities)	$(284)	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(0.3) million, $1.3 million and $6.5 million for fiscal 2008, 2007 and 2006.

As of April 30, 2008, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $7.8 million, which expire beginning in fiscal 2022 if not utilized. The Company also has California net operating loss carry-forwards of approximately $11.3 million which expire beginning in fiscal 2013. The Company also has federal and California research and development tax credits of $1.6 million and $1.8 million, respectively. The federal research credits will begin to expire in fiscal 2020, and the California research credits have no expiration date.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provision. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has experienced annual limitations in its ability to utilize its net operating losses due to ownership changes. Our current annual limitation amounts to $2.7 million as of April 30, 2008.

During fiscal 2007 the Company acquired substantially all of the assets the assets of Enira Technologies, LLC in a taxable asset acquisition. For tax purposes, the goodwill acquired in a taxable asset acquisition is amortized over a period of 15 years, while SFAS No. 142 provides that goodwill cannot be amortized but must be analyzed annually for impairment. In accordance with SFAS No. 109, a deferred tax liability must be recorded to account for this tax deductible temporary difference and such liability may not be used as a source of income to support deferred tax assets. The Company has, therefore, recorded a non-cash charge of $0.3 million during the year and a corresponding deferred tax liability on the balance sheet to establish deferred tax liabilities related to the tax deductible amortization of goodwill since June 2006.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on May 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. As of April 30, 2008, the liability for uncertain tax positions increased to $0.3 million. As of the date of adoption, the Company also recorded a $1.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect to the beginning balance of accumulated deficit or the net balance sheet. As of April 30, 2008, the unrecognized tax benefit of $1.4 million increased to $1.8 million, all of which is offset by a full valuation allowance.

The Company’s total unrecognized tax benefit as of the May 1, 2007 adoption date and as of April 30, 2008 was $1.5 million and $2.1 million, respectively. As of April 30, 2008, the Company had $0.3 million of unrealized tax benefits that, if recognized, would affect its effective tax rate for fiscal 2008. In addition, the Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months related to any statute of limitations expiring and may increase as a result of normal operating activity.

The following is a roll-forward of the total gross unrecognized tax benefit for fiscal 2008 (in thousands):

Balance as of May 1, 2007	$1,497
Tax positions related to current year:
Additions	615
Reductions	—
Settlements	—
Lapse of statute of limitations	—

Balance as of April 30, 2008	$2,112

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2008 remain open to examination by U.S. and state tax authorities, and the tax years 2005 to 2008 remain open to examination by the foreign tax authorities.

The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2008, the Company had approximately $23,000 of accrued interest or penalties associated with unrecognized tax benefits.

12.	Related-Party Transactions

Certain employees had outstanding promissory notes with the Company relating to stock option exercises, which are disclosed in Note 9. Certain of these transactions have been made between the Company and its executive officers as follows:

In March 2002, the Company granted its Chief Technology Officer (“CTO”) an option to purchase 562,500 shares of common stock at an exercise price of $0.12 per share under its 2002 Stock Plan. In July 2002, the CTO exercised this option and paid for the $23 aggregate par value of the shares in cash and the remainder of the purchase price of $67,477 in the form of a full-recourse promissory note. The note bore interest at a rate of 8.75% per year, compounded annually. The note was collateralized by the 562,500 shares. The note, including the accrued interest, was repaid in January 2006.

In March 2002, the Company entered into a restricted stock purchase agreement with its CEO. This agreement provided the CEO with a right to purchase up to 1,800,000 shares of the Company’s common stock at $0.12 per share. In September 2002, the CEO purchased all 1,800,000 shares of common stock. The CEO paid for the $72

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

aggregate par value of the shares in cash and the remainder of the purchase price of $215,928 in the form of a full-recourse promissory note. The note bore interest at a rate of 3.75% per year, compounded annually, and was payable in arrears on each anniversary date of the note. The note was collateralized by the 1,800,000 shares. The note, including the accrued interest, was repaid in January 2006.

In September 2001, the Company granted its then Chief Customer Officer (“CCO”) an option to purchase 75,000 shares of common stock at an exercise price of $0.40 per share under its 2002 Stock Plan. In January 2002, the CCO exercised this option and paid for the $3 aggregate par value of the shares in cash and the remainder of the purchase price of $29,997 in the form of a full-recourse promissory note. The note bore interest at a rate of 4.77% per year, compounded annually. The note was collateralized by the 75,000 shares. The portion of the note that related to 27,447 shares plus the accrued interest was repaid in April 2005. The portion of the note that related to 12,767 shares plus the accrued interest was repaid in July 2005. The remainder of the note, including the accrued interest, was repaid in November 2005.

In May 2001, the Company granted its CTO an option to purchase 31,250 shares of common stock at an exercise price of $0.40 per share under its 2002 Stock Plan. In January 2002, the CTO exercised this option and paid for the $1.25 aggregate par value of the shares in cash and the remainder of the purchase price of $12,499 in the form of a full-recourse promissory note. The note bore interest at a rate of 4.77% per year, compounded annually. The note, including the accrued interest, was repaid in January 2006.

As of April 30, 2008, the company had prepaid commission payments to certain employees in the Company’s sales and marketing organization, which amounted to approximately $195,000. These prepayments are properly reflected on the balance sheet as of April 20, 2008 under other prepaid expenses and current assets.

During fiscal 2008 and 2007, the Company entered into various agreements with M-Factor to provide event planning and hosting of the Company’s corporate events. A member of the Company’s board of directors is also a director and 10% shareholder of M-Factor. During 2008 and 2007, the Company recorded expenses of $1,189,251, and $679,572, respectively related to such activities. All such activities were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

13.	Employee Benefit Plan

The Company sponsors a 401(k) savings plan for all employees who meet certain eligibility requirements. Participants may contribute, on a pretax basis, up to 100% of their annual compensation, but not to exceed a maximum contribution pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the plan for any of the periods presented. Administrative expenses relating to the plan are insignificant.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of April 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. At April 30, 2009, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to provide its attestation report regarding such assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.

We have a history of “material weaknesses” in our internal control over financial reporting as defined by the standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the audits of our financial statements for fiscal 2004, 2005, 2006 and 2007, material weaknesses in our internal control over financial reporting were identified.

We determined as of April 30, 2007, that we no longer have material weaknesses in the areas identified as material weaknesses in connection with the preparation of our fiscal 2004, 2005 and 2006 financial statements. The material weakness identified during the audit of our fiscal 2007 financial statements relates to internal review, primarily due to failure of the review process of accounting computations and reconciliations prepared by third parties as part of the preparation of our fiscal 2007 financial statements. This weakness led to four adjustments to our financial statements. The largest such adjustment resulted from a failure to detect an overstatement of stock-

based compensation expense of $0.3 million under Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123R, in calculations prepared by a third-party service provider.

We have completed our remediation efforts with respect to the material weakness identified in connection with the preparation of our fiscal 2007 financial statements. Prior to our IPO, our remediation efforts initially included the hiring of senior management personnel in our finance and accounting function and the addition of review procedures relating to journal entry approvals, account reconciliations, balance sheet and statement of operation flux analyses, and outcome analyses. In addition to our initial efforts, we added review procedures relating to fixed assets obsolescence, vendor payments and our filings under the Exchange Act. In connection with the preparation of our financial statements for fiscal 2008, we determined that, as of April 30, 2008, the material weakness identified in connection with the audit of our fiscal 2007 financial statement has been remediated.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2008.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investors page of our website at www.arcsight.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2008. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:  The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 57.

(2) No Financial Statement Schedules were required to be filed as part of this report because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits.  The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on July 22, 2008, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.

By: /s/ Robert W. Shaw	/s/ Stewart Grierson
Robert W. Shaw Chief Executive Officer	Stewart Grierson Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert W. Shaw as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Shaw Robert W. Shaw	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 22, 2008

/s/ Stewart Grierson Stewart Grierson	Chief Financial Officer (Principal Accounting and Financial Officer)	July 22, 2008

/s/ Thomas Reilly Thomas Reilly	President and Chief Operating Officer Director	July 22, 2008

/s/ Sandra Bergeron Sandra Bergeron	Director	July 22, 2008

/s/ William P. Crowell William P. Crowell	Director	July 22, 2008

/s/ E. Stanton McKee, Jr. E. Stanton McKee, Jr.	Director	July 22, 2008

/s/ Craig Ramsey Craig Ramsey	Director	July 22, 2008

Signature	Title	Date

/s/ Scott A. Ryles Scott A. Ryles	Director	July 22, 2008

/s/ Ted Schlein Ted Schlein	Director	July 22, 2008

/s/ Ernest von Simson Ernest von Simson	Director	July 22, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation of ArcSight, Inc., as currently in effect.	S-1/A	333-145974	3.2	11/23/07
3.2	Amended and Restated Bylaws of ArcSight, Inc., as currently in effect.	S-1/A	333-145974	3.4	11/23/07
4.1	Form of ArcSight, Inc. common stock certificate.	S-1/A	333-145974	4.1	11/23/07
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 24, 2002, between ArcSight, Inc. and certain security holders of ArcSight, Inc.	S-1/A	333-145974	4.2	9/11/07
10.1	Form of Indemnity Agreement entered into between ArcSight, Inc. and its directors and executive officers.	S-1/A	333-145974	10.1	10/29/07
10.2	2000 Stock Incentive Plan.	S-1/A	333-145974	10.2	9/11/07
10.3	Forms of Stock Option Agreement and Stock Option Exercise Agreement under the 2000 Stock Incentive Plan.	S-1/A	333-145974	10.3	9/11/07
10.4	2002 Stock Plan, as amended.	S-1/A	333-145974	10.4	9/11/07
10.5	Forms of Stock Option Agreement and Stock Option Exercise Agreement under the 2002 Stock Plan.	S-1/A	333-145974	10.5	9/11/07
10.6	2007 Equity Incentive Plan.	S-1/A	333-145974	10.6	11/23/07
10.7	Form of Stock Option Agreement, Stock Option Exercise Agreement, Restricted Stock Agreement, Restricted Stock Units Award Agreement, Stock Appreciation Right Award Agreement, Performance Shares Award Agreement and Stock Bonus Award Agreement under the 2007 Equity Incentive Plan.	S-1/A	333-145974	10.7	11/23/07
10.8	2007 Employee Stock Purchase Plan.	S-1/A	333-145974	10.8	11/23/07
10.9	Form of Subscription Agreement under the 2007 Employee Stock Purchase Plan.	S-1/A	333-145974	10.9	11/23/07
10.10	Second Amended and Restated Employment Agreement, effective as of August 13, 2007, between ArcSight, Inc. and Robert W. Shaw.	S-1/A	333-145974	10.10	9/20/07
10.11	Offer Letter, dated June 1, 2000, between ArcSight, Inc. and Hugh S. Njemanze.	S-1/A	333-145974	10.11	9/20/07
10.12	Offer Letter, dated January 24, 2003, between ArcSight, Inc. and Stewart Grierson, as amended.	S-1/A	333-145974	10.12	11/23/07
10.13	Offer Letter, dated October 5, 2006, between ArcSight, Inc. and Thomas Reilly, as amended.	S-1/A	333-145974	10.14	11/23/07
10.14	Fiscal Year 2007 Management and Employee Bonus Plan.	S-1/A	333-145974	10.15	9/20/07

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.15	Lease Agreement, dated April 24, 2007, between ArcSight, Inc. and ECI Two Results LLC.	S-1/A	333-145974	10.17	9/11/07
10.16	Oracle PartnerNetwork Embedded Software License Distribution Agreement, dated March 31, 2006, as amended, between ArcSight, Inc. and Oracle USA, Inc.	S-1/A	333-145974	10.18	9/20/07
10.17	Fiscal Year 2008 Management Bonus Plan.	S-1/A	333-145974	10.19	1/22/08
10.18	Sales Commission Plan – FY 2008 (Kevin Mosher) Plan.					X
10.19	Offer Letter, dated May 6, 2007, between ArcSight, Inc. and Reed Henry, as amended.					X
21.1	Subsidiaries of ArcSight, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight, Inc. specifically incorporates it by reference.