Form 10-Q
period 2008-07-31
ArcSight Inc
filed 2008-09-15
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of September 1, 2008: 31,086,765 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended July 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	July 31,	April 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,172	$71,946
Accounts receivable, net of allowance for doubtful accounts of $120 and $133, respectively	17,323	26,658
Other prepaid expenses and current assets	5,886	5,565

Total current assets	97,381	104,169
Property and equipment, net	5,479	4,834
Goodwill	5,746	5,746
Acquired intangible assets, net	1,950	2,161
Other long-term assets	1,422	1,669

Total assets	$111,978	$118,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,548	$3,115
Accrued compensation and benefits	5,591	11,864
Other accrued liabilities	6,435	5,967
Deferred revenues, current	35,613	36,512

Total current liabilities	50,187	57,458
Deferred revenues, non-current	5,152	4,754
Other long-term liabilities	1,643	1,598

Total liabilities	56,982	63,810
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 31,053,722 and 31,022,190 issued and outstanding as of July 31, 2008 and April 30, 2008, respectively	—	—
Additional paid-in capital	103,087	101,574
Deferred stock-based compensation	(9)	(53)
Accumulated other comprehensive loss	(45)	(45)
Accumulated deficit	(48,037)	(46,707)

Total stockholders’ equity	54,996	54,769

Total liabilities and stockholders’ equity	$111,978	$118,579

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2008	2007
Revenues:
Products	$15,802	$12,205
Maintenance	8,568	5,630
Services	3,293	2,035

Total revenues	27,663	19,870

Cost of revenues:
Products	1,655	684
Maintenance(1)	1,631	1,246
Services(1)	2,043	1,078

Total cost of revenues	5,329	3,008

Gross profit	22,334	16,862
Operating expenses(1):
Research and development	5,315	4,260
Sales and marketing	14,868	11,919
General and administrative	4,349	3,520

Total operating expenses	24,532	19,699

Loss from operations	(2,198)	(2,837)
Interest income	404	148
Other income and (expense), net	(99)	(129)

Loss before provision for (benefit from) income taxes	(1,893)	(2,818)
Provision for (benefit from) income taxes	(563)	118

Net loss	$(1,330)	$(2,936)

Net loss per common share, basic and diluted	$(0.04)	$(0.28)

Shares used in computing basic and diluted net loss per common share	30,992	10,391

(1) Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$46	$8
Cost of services revenues	33	8
Research and development	339	157
Sales and marketing	751	461
General and administrative	234	81
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,330)	$(2,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	568	387
Amortization of acquired intangibles	211	143
Loss on disposal of property and equipment	3	—
Stock-based compensation	1,403	715
Provision for allowance for doubtful accounts	—	146
Changes in operating assets and liabilities:
Accounts receivable	9,335	(4,746)
Prepaid expenses and other assets	(74)	183
Accounts payable	(567)	(1,148)
Accrued compensation and benefits	(6,273)	(2,190)
Other accrued liabilities	1,013	154
Deferred revenues	(501)	2,373

Net cash provided by (used in) operating activities	3,788	(6,919)
Cash flows from investing activities:
Purchase of property and equipment	(1,216)	(588)

Net cash used in investing activities	(1,216)	(588)
Cash flows from financing activities:
Initial public offering preparation costs	—	(61)
Proceeds from exercise of stock options, net of repurchases	143	241
Payment of capital lease and software license obligations	(489)	(497)

Net cash used in financing activities	(346)	(317)
Effect of exchange rate changes on cash	—	2

Net increase (decrease) in cash and cash equivalents	2,226	(7,822)
Cash and cash equivalents at beginning of period	71,946	16,917

Cash and cash equivalents at end of period	$74,172	$9,095

Supplemental disclosure of cash flow information:
Income taxes paid	$148	$123
See accompanying Notes to Condensed Consolidated Financial Statements.

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
2.  Significant Accounting Policies
   Basis of Presentation and Consolidation
     The condensed consolidated balance sheet as of April 30, 2008 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to current presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K, filed with the SEC on July 22, 2008.
     On November 20, 2007, the Board of Directors and the Company’s stockholders approved a 1-for-4 reverse stock split of the Company’s outstanding shares of common stock and convertible preferred stock (the “Reverse Split”). All authorized, reserved, issued and outstanding common stock, convertible preferred stock and per share amounts contained in these notes and the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Split.
   Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of July 31, 2008, and the consolidated statements of operations and cash flows for the three months ended July 31, 2008 and 2007 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2008, its results of operations and cash flows for the three months ended July 31, 2008 and 2007. The results of operations for the three months ended July 31, 2008 are not necessarily indicative of the results to be expected for fiscal 2009 or for any other interim period or for any other future year.

   Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates, assumptions and judgments, are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes and uncertain tax positions, allowances for doubtful accounts, valuations of cash equivalents, and accrued liabilities. Actual results may differ from those estimates, and such differences may be material to the financial statements.
   Cash and Cash Equivalents
     The Company maintains its cash and cash equivalents in accounts consisting of high-credit quality financial instruments. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with two banks and are stated at cost, which approximates fair value.
   Fair Value of Financial Instruments
     The carrying amounts of cash equivalents, trade accounts receivable, accounts payable, other accrued liabilities and derivative financial instruments approximate their respective fair values due to their relative short-term maturities.
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
     Net foreign currency transaction losses of approximately $0.1 million for each of the three months ended July 31, 2008 and 2007 were primarily the result of the settlement of inter-company transactions and are included in other expense.
   Derivative Financial Instruments
     The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other expense in the consolidated statements of operations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. During the first quarter of fiscal 2009 and 2008, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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
     The Company sells its products and maintenance and services directly to customers or through resellers in the Americas, Europe and Asia, with the majority of its sales in United States. The Company monitors its exposure within accounts receivable and records an allowance against doubtful accounts as necessary. The Company performs ongoing credit evaluations of its customers and extends credit in the normal course of business and generally does not require collateral. Historically, the Company has not experienced significant credit losses on its accounts receivable. Management believes that any risk of loss for trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers.
     No customer or reseller accounted for more than 10% of total revenues for the three months ended July 31, 2008. One customer accounted for 18% of total revenues for the three months ended July 31, 2007. The Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 10% and 11% of net accounts receivable as of July 31, 2008. The Company had one customer that accounted for 26% of the Company’s net accounts receivable as of July 31, 2007.
     The majority of the Company’s revenues are derived from sales of the ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company has introduced complementary appliance products in fiscal 2008 for which the Company uses a single source for manufacture and fulfillment of its appliance product, the Company’s revenues and operating results will continue to depend significantly on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions and other risks. If the Company is unable to continue to meet customer demands or achieve more widespread market acceptance of ArcSight ESM, its business, operating results, financial condition and growth prospects will be adversely affected.
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
     Resellers and systems integrators purchase products for specific end users and do not hold inventory. Resellers and systems integrators perform functions that include delivery to the end customer, installation or integration and post-sales service and support. The agreements with these resellers and systems integrators have terms that are generally consistent with the standard terms and conditions for the sale of the Company’s products and services to end users and do not provide for product rotation or pricing allowances. For sales to direct end-users, resellers and system integrators, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded only upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, where delivery is to be made to a reseller upon the request of either the end-user or the reseller, and all other criteria for revenue recognition have been met, it is the Company’s practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. For end-users, resellers and system integrators, the Company generally has no significant obligations for future performance such as rights of return or pricing credits.
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
     The Company uses shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance agreements is considered to occur on a straight-line basis ratably over the life of the contract, typically 12 months.
     Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when such services are sold separately. For deliverables and multiple element arrangements subject to SOP 97-2, as amended by SOP 98-9, when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for the delivered elements in the arrangement, the Company recognizes revenues under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenues are deferred for the fair value of the undelivered elements and revenues are recognized for the remainder of the arrangement fee attributed to the delivered elements (typically products) under the residual method when all of the applicable criteria in SOP 97-2 have been met. In the event that VSOE for maintenance services does not exist, and this represents the only undelivered element, revenues for the entire arrangement are recognized ratably over the performance period. Revenues from maintenance and support agreements are recognized on a straight-line basis ratably over the life of the contract. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the arrangement are recognized ratably over the term because the Company does not have VSOE for the undelivered elements.
     Many of the Company’s product contracts include implementation and training services. When products are sold together with consulting services, license fees are recognized upon delivery, provided that (i) the criteria of software revenue recognition have been met, (ii) payment of the license fees is not dependent upon the performance of the services, and (iii) the services do not provide significant customization of the products and are not essential to the functionality of the software that was delivered. The Company does not typically provide significant customization of its software products. These services are typically recognized on a time-and-materials basis.

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
   Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of July 31, 2008 and April 30, 2008.
     The following describes activity in the allowance for doubtful accounts for fiscal 2008 and the three months ended July 31, 2008 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2008	$123	$33	$(23)	$133
Three months ended July 31, 2008	$133	$—	$(13)	$120

(1)	Uncollectible amounts written off, net of recoveries.
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

   Advertising Expenses
     Advertising costs are expensed as incurred. The Company incurred $0.1 million and $42,000 in advertising expenses for the three months ended July 31, 2008 and 2007, respectively.
   Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and APB No. 28, “Interim Financial Reporting,” (“APB 28”). The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves determining income tax expense and calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets that are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using tax rates currently in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in these estimates may result in significant increases or decreases to the Company’s tax provision in a period in which such estimates are charged, which would affect net income.
     Beginning in fiscal 2009, and for the period ended July 31, 2008, based in part on historical evidence, trends in profitability, current expectations of future taxable net income and newly implemented tax planning strategies for fiscal 2009, we transitioned from using the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FASB Interpretation No. 18, “Accounting for Income Taxes in the Interim Period” (“FIN 18”) as amended by SFAS 109, to determining our tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB 28. The income tax provision, which includes U.S. federal, state and local and foreign income taxes, is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including estimates of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, the current year accrual for unrecognized tax benefits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, changes in liabilities for previous years uncertain tax positions and applicable circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Significant components affecting the tax rate for fiscal 2009 include R&D and foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on May 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to income tax uncertainty. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized.
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
     The Company’s 2007 Employee Stock Purchase Plan (“ESPP”) became effective upon the effectiveness of the IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first such offering period which commenced on February 14, 2008 and will end on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP.
   Comprehensive Loss
     The Company reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive loss includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income. The Company’s accumulated other comprehensive loss consisted solely of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries. The tax effects on the foreign currency translation adjustments have not been significant.
   Adoption of New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), delaying the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On May 1, 2008, the Company adopted SFAS 157, except as it applies to those non-financial assets and liabilities as described in FSP 157-2. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment tests and intangible assets measured at fair value for impairment.
     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 — observable inputs such as quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly;

•	Level 3 — unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. On a recurring basis, the Company measures certain financial assets, comprised of money market accounts based on Level 1 inputs, at fair value. In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), the Company is required to measure and disclose the fair value of outstanding financial liabilities on a recurring basis. The fair value of financial obligations relating to the capitalized software licenses, based on quoted interest rates (Level 2 inputs) for the remaining duration of the liabilities, approximated carrying value.

          In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) and liabilities measured at fair value on a recurring basis as of July 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$74,172	—	—	$74,172
Restricted cash	842	—	—	842
Capitalized software license obligations	—	$1,637	—	1,637

Total	$75,014	$1,637	—	$76,651

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. On May 1, 2008, the Company evaluated its existing financial instruments and liabilities and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations for the three months ended July 31, 2008.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R at the beginning of its 2010 fiscal year which is May 1, 2009. The impact of SFAS 141R will depend on the nature, terms, and size of any acquisition the Company consummates after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated results of operations or financial condition.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated results of operations, financial condition or cash flows.
     In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated results of operations, financial condition or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations or financial condition.
     In December 2007, the SEC released Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends SAB No. 107, "Share-Based Payment” (“SAB 107”), to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123R. The SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007, acknowledging that such detailed information about employee exercise behavior may not yet be widely available. Accordingly, SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term, and does not expect the adoption of SAB 110 to have a material effect on its results of operations or financial condition.
3. Net Loss Per Common Share
     On February 20, 2008, the closing date of the IPO, and pursuant to the amended and restated certificate of incorporation, all outstanding shares of convertible preferred stock converted into an aggregate of 14,000,441 shares of common stock. Additionally, in connection with the conversion of the shares of convertible preferred stock, warrants to purchase shares of convertible preferred stock and common stock were also converted to a net 19,202 shares of common stock.
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
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	July 31,
	2008	2007
Numerator for basic and diluted net loss per share:
Net loss	$(1,330)	$(2,936)

Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net loss per common share-basic and diluted	30,992	10,391

Net loss per common share, basic and diluted	$(0.04)	$(0.28)

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

	Three Months Ended
	July 31,
	2008	2007
Convertible preferred stock (as converted)	—	13,987
Options to purchase common stock	2,072	2,722
Common stock subject to repurchase	45	229
Employee stock purchase plan	5	—
Warrants to purchase common stock and convertible preferred stock (as converted)	—	19

Total	2,122	16,957

4. Balance Sheet Details
Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	July 31,	April 30,
	2008	2008
Computers and equipment	$7,267	$6,135
Furniture and fixtures	1,072	1,071
Software	647	754
Leasehold improvements	2,080	2,080

	11,066	10,040
Less: accumulated depreciation and amortization	(5,587)	(5,206)

Property and equipment, net	$5,479	$4,834

Depreciation expense was $0.5 million and $0.4 million for the three months ended July 31, 2008 and 2007, respectively. Amortization expense was $0.1 million and $36,000 for the three months ended July 31, 2008 and 2007, respectively.
Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of July 31, 2008 and April 30, 2008 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average
	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
As of July 31, 2008:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(566)	$1,404
Customer installed-base relationships	6.00	80	(41)	39
Employee non-compete agreements	5.00	1,160	(653)	507

Total		$3,210	$(1,260)	$1,950

Goodwill				$5,746

	Estimated
	Weighted-
	Average
	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
As of April 30, 2008:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(434)	$1,536
Customer installed-base relationships	6.00	80	(37)	43
Employee non-compete agreements	5.00	1,160	(578)	582

Total		$3,210	$(1,049)	$2,161

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.2 million and $0.1 million for the three months ended July 31, 2008 and 2007, respectively.
     There was no impairment of goodwill or intangible assets for the three months ended July 31, 2008 or in fiscal 2008.
     As of July 31, 2008, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of July 31, 2008:	Expense
Remainder of fiscal 2009	$631
Fiscal 2010	889
Fiscal 2011	425
Fiscal 2012	5

Total	$1,950

Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of	As of
	July 31,	April 30,
	2008	2008
Deferred product revenues	$12,017	$13,627
Deferred maintenance revenues	25,668	24,256
Deferred services revenues	3,080	3,383

Total deferred revenues	40,765	41,266
Less deferred revenues, current portion	(35,613)	(36,512)

Deferred revenues, non-current	$5,152	$4,754

5. Commitments and Contingencies
     The Company and its subsidiaries operate from leased premises in the United States, Asia and Europe with lease periods expiring through 2014. In April 2007, the Company entered into a lease extension through October 2013, and added additional office space to the lease for the corporate headquarters. This lease agreement includes a rent escalation clause of 4% per annual lease term through expiration in October 2013. The lease agreement includes leasehold improvement allowances in the amount of $0.7 million which is recorded as deferred rent and amortized as reductions to rent expense on a straight line basis over the remainder of the lease term. The lease agreement also includes a renewal period at the Company’s option for an additional 5 years at the then current fair market value. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.
     Future minimum lease payments under the Company’s noncancelable operating leases as of July 31, 2008 are as follows (in thousands):

Amount of
As of July 31, 2008:	Payments
Remainder of fiscal 2009	$1,711
Fiscal 2010	1,967
Fiscal 2011	1,988
Fiscal 2012	2,068
Fiscal 2013	2,151
Thereafter	1,118

Total future minimum lease payments	$11,003

     Rent expense under all operating leases was approximately $0.7 million and $0.6 million for the three months ended July 31, 2008 and 2007, respectively.
6. Indemnification and Warranties
     The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) the Company’s bylaws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (iii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, (iv) contracts under which the Company may be required to indemnify customers or resellers against third-party claims, including claims that a Company product infringes a patent, copyright or other intellectual property right, and (v) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
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
     The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of July 31, 2008 or April 30, 2008.
7. Stockholders’ Equity
Preferred Stock
     The following is a summary of the authorized, issued and outstanding preferred stock as of July 31, 2008 and April 30, 2008:

Shares Issued
	Authorized	and
	Shares	Outstanding
Undesignated	10,000,000	—

	10,000,000	—

     The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue at its discretion preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The Board of Directors also can increase or decrease the number of authorized shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by our stockholders.
Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of July 31,
2008
Options available for future grant under the 2007 Equity Incentive Plan	3,922,462
Options outstanding under the stock option plans	7,099,243
ESPP shares reserved for future issuance	1,000,000

Total shares reserved	12,021,705

Stock Plans
     2007 Equity Incentive Plan. In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Equity Incentive Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Incentive Plan and the 2002 Stock Plan on February 14, 2008, and any shares issued thereunder that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Equity Incentive Plan. An aggregate of 276,534 of such additional shares have become available for grant and issuance under the 2007 Equity Incentive Plan, for a total of 4,845,549 shares authorized for issuance as of the period ended July 31, 2008.
     2007 Employee Stock Purchase Plan. In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. 1,000,000 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Employee Stock Purchase Plan.
Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the three months ended July 31, 2008, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2008	4,366,192	6,687,045	5.43	7.89	$15,142

Options authorized	—	—	—
Options granted	(673,200)	673,200	8.62
Options exercised	—	(31,767)	4.52
Options canceled	229,235	(229,235)	8.22
Shares repurchased	235	—

Options outstanding as of July 31, 2008	3,922,462	7,099,243	5.64	7.82	40,233

Vested and expected to vest as of July 31, 2008, net of anticipated forfeitures		5,966,204	5.64	7.82	12,215

Vested and exercisable as of July 31, 2008		3,683,543	3.58	6.88	28,484

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.
     The following table summarizes additional information regarding outstanding options as of July 31, 2008:

	Options Outstanding		Options Vested and Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share
$0.12-0.24	745,890	4.92	745,890	$0.20
$0.36-0.80	1,125,889	6.29	998,758	0.69
$4.00	770,021	6.91	591,206	4.00
$6.08-6.80	2,089,956	8.23	993,650	6.52
$7.17-7.95	84,975	9.75	—	7.61
$8.00-8.95	646,737	9.84	—	8.50
$9.00-9.32	317,000	9.13	69,611	9.27
$10.00	1,278,150	9.17	284,428	10.00
$11.08-11.55	40,625	9.98	—	11.43

	7,099,243	7.82	3,683,543	$3.58

     Total intrinsic value of options exercised for the three months ended July 31, 2008 was $0.1 million, determined at the date of option exercise.
8. Stock-Based Compensation
     Adoption of SFAS 123R
     See Note 2 for a description of our adoption of SFAS 123(R). “Share-Based Payment, “ on May 1, 2006. During the three months ended July 31, 2008 and 2007, the Company recorded stock-based compensation as described below (in thousands):

	Three Months Ended
	July 31,
	2008	2007
Stock-based compensation under SFAS 123R	$1,104	$579
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	10	35
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	33	101
Stock-based compensation under Employee Stock Purchase Plan	256	—

Total	$1,403	$715

     Effective with the adoption of SFAS 123R, the fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. As there was no public market for the Company’s common stock prior to the IPO, the Company determined the volatility for options granted in fiscal 2007 and 2008, based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Since the IPO, the expected volatility of options granted has been determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and the Company’s historical volatility. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual term of the Company’s options. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. As the Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. The Company applied an estimated annual forfeiture rate of 5%, based on its historical forfeiture experience during the previous six years, in determining the expense recorded in its consolidated statement of operations.
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

	Three Months Ended
	July 31,
	2008	2007
Risk-free interest rate	3.17%	5.00%
Expected volatility	53%	66%
Expected life (years)	5.74 years	5.25 years
     Based on these calculations, the weighted-average fair value per share of common stock was $4.48 per share for the three months ended July 31, 2008. There were no options granted during the three months ended July 31, 2007. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three months ended 2008 and 2007, as a result of the Company’s adoption of SFAS 123R, were as follows (in thousands):

	Three Months Ended
	July 31,
	2008	2007
Cost of maintenance revenues	$46	$8
Cost of services revenues	33	8

SFAS 123R expense included in cost of revenues	79	16
Operating expenses:
Research and development	339	157
Sales and marketing	751	461
General and administrative	234	81

SFAS 123R expense included in operating expenses	1,324	699

SFAS 123R expense included in net loss	$1,403	$715

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     As of July 31, 2008 and 2007, there was $12.3 million and $6.9 million, respectively, of total unrecognized stock based compensation expenses under SFAS 123R, net of estimated forfeitures, that the Company expects to amortize. Total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.90 years.
     During the three months ended July 31, 2008, the Company granted 673,200 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $7.54 to $11.55 per share at a weighted-average per share price of $8.62.
Employee Stock Purchase Plan
     In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the effectiveness of the IPO on February 14, 2008. A total of 1,000,000 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and will end on September 15, 2008.
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

Three Months
Ended
July 31,
Risk-free interest rate	2.11%
Expected volatility	53%
Expected term (in years)	0.58 years

     Based on these calculations, the weighted-average fair value per share of common stock was $2.77 per share for the three months ended July 31, 2008. For the three months ended July 31, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.3 million. As of July 31, 2008, there was $0.1 million of total unrecognized compensation expenses under SFAS 123R, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending September 15, 2008.
APB 25 Intrinsic Value Charges
     Given the absence of an active market for the Company’s common stock prior to the IPO on February 14, 2008, the Company’s Board of Directors historically determined the fair value of the Company’s common stock in connection with the Company’s grant of stock options and stock awards. The Company’s Board of Directors made such determinations based on the business, financial and venture capital experience of the individual directors along with input from management. In January 2006, the Company engaged Financial Strategies Consulting Group, an unrelated third-party valuation firm as described by AICPA Practice Aid “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” to advise the Board of Directors in determining the fair value of its common stock.
     As a result of management’s reassessment of the fair value of the Company’s common stock at the grant dates of options granted to purchase common stock in fiscal 2004 and 2005, deferred stock compensation has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FIN 28. Amortization of the deferred compensation was $10,000 and $35,000 for the three months ended July 31, 2008 and 2007, respectively. All options granted in and after fiscal 2006 were issued with exercise prices equal to the fair value.
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
Restricted Stock Awards for Enira Acquisition
     In connection with the acquisition of Enira Technologies, LLC, 132,879 shares of restricted common stock that were subject to two-year vesting were issued. During the three months ended July 31, 2008, the remaining 66,438 of such shares vested. As of July 31, 2008, no shares remain unvested. Recognition of stock based compensation related to the above restricted common stock grants is complete as of July 31, 2008.
9. Segment Information
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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of July 31, 2008 and 2007, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.
     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended
	July 31,
	2008	2007
Total revenues by geography:
United States:
Products	$11,409	$8,910
Maintenance	6,358	4,341
Services	2,526	1,492

Total	20,293	14,743

EMEA:
Products	2,694	2,193
Maintenance	1,349	780
Services	473	311

Total	4,516	3,284

Asia Pacific:
Products	1,209	387
Maintenance	393	261
Services	183	137

Total	1,785	785

Other Americas:
Products	490	715
Maintenance	468	248
Services	111	95

Total	1,069	1,058

Total revenues	$27,663	$19,870

10. Income Taxes
     For the three months ended July 31, 2008, we recorded a benefit for income taxes of ($0.6) million. The effective tax rate for the three months ended July 31, 2008 was 29.7%, and was based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, which is offset by tax credits. For the three months ended July 31, 2007, we recorded a provision for income taxes of $0.1 million. The effective tax rate for the three months ended July 31, 2007 was (4.2%). The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate primarily due to the impact of non-deductible SFAS 123R stock-based compensation expenses and un-benefited domestic losses.
     We intend to continue maintaining a full valuation allowance until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
     The Company adopted FIN 48 on May 1, 2007. As of July 31, 2008, the liability for uncertain tax positions was $0.3 million. As of April 30, 2008, the Company also recorded a $1.8 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect to the beginning balance of accumulated deficit or the net balance sheet. As of July 31, 2008, the unrecognized tax benefit of $1.8 million increased to $1.9 million, all of which is offset by a full valuation allowance.
     The Company’s total unrecognized tax benefit as of April 30, 2008 and July 31, 2008 was $2.1 million and $2.3 million, respectively. As of July 31, 2008, the Company had $0.3 million of unrealized tax benefits that, if recognized, would affect its effective tax rate for the three months ended July 31, 2008. In addition, the Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months related to any statute of limitations expiring and may increase as a result of normal operating activity.
     The following is a roll-forward of the total gross unrecognized tax benefit as of July 31, 2008 (in thousands):

Balance as of May 1, 2008	$2,112
Tax positions related to current year:
Additions	151
Reductions	—
Settlements	—
Lapse of statute of limitations	—

Balance as of July 31, 2008	$2,263

     The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 31, 2008, the Company had approximately $31,000 of accrued interest or penalties associated with unrecognized tax benefits.
     The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2002 to 2008 remain open to examination by U.S. and state tax authorities, and the tax years 2005 to 2008 remain open to examination by the foreign tax authorities.
11. Related-Party Transactions
     As of July 31, 2008, the Company had prepaid commission payments to certain employees in the Company’s sales and marketing organization, which amounted to approximately $112,000. These prepayments are properly reflected on the balance sheet as of July 31, 2008 under other prepaid expenses and current assets.
     The Company has previously entered into various agreements with M-Factor to provide event planning and hosting of the Company’s corporate events. A member of the Company’s board of directors is also a director and 10% shareholder of M-Factor. For the three months ended July 31, 2008 and 2007, the Company recorded expenses of approximately $683,000 and $689,000, respectively related to such activities. All such activities were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 30, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on July 22, 2008. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
     We were founded in May 2000 and first sold our initial ESM product in June 2002. Our revenues have grown from $32.8 million in fiscal 2005 to $101.5 million in fiscal 2008, and were $27.7 million in our first quarter of fiscal 2009.
     In February 2008, we completed our IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2008. We generated and used $3.8 million and $6.9 million in cash from our operating activities during the three months ended July 31, 2008 and 2007, respectively, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. As of July 31, 2008, we had cash and cash equivalents and accounts receivable of $91.5 million, and an aggregate of $14.6 million in accounts payable and accrued liabilities.
Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Sales of ESM Platform and Appliance Products to New Customers.  The market for compliance and security management software solutions is rapidly expanding, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM platform in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, licenses for the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific compliance and security issues and business risks. In addition, customers may purchase our Logger appliances to address their log archiving needs. Our growth depends on our ability to sell our products to new customers.
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
     Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions increased revenues in the three months ended July 31, 2008 and 2007, by $0.2 million and $0.9 million, respectively. In each case, the net impact caused our fiscal period-to-period revenue growth rate to appear lesser or greater, as applicable, than it otherwise would. As of July 31, 2008 and April 30, 2008, deferred revenues included $2.2 million and $2.5 million, respectively, related to transactions such as these.
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
Product Revenues
     Product revenues consist of license fees for our software products and, beginning in fiscal 2007, also includes revenues for sales of our appliance products. License fees are based on a number of factors, including the type and number of devices that a customer intends to monitor using our software as well as the number of users and locations. In addition to our core solution, some of our customers purchase additional licenses for optional extension modules that provide enhanced discovery and analytics capabilities. Sales of our appliance products consist of sales of the appliance hardware and associated perpetual licenses to the embedded software. We introduced our first appliance products in June 2006 and our first Logger product, our most widely adopted appliance product to date, in December 2006. Appliance fees are based on the number of appliances purchased and, in some cases, on the number of network devices with which our customer intends to use the appliances. We generally recognize product revenues at the time of product delivery, provided all other revenue recognition criteria have been met.
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
     As of July 31, 2008 and April 30, 2008, deferred product revenues were $12.0 million and $13.6 million, respectively. Included in deferred product revenues as of July 31, 2008 and April 30, 2008 was $2.0 million and $2.2 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of July 31, 2008 and April 30, 2008 was $10.0 million and $11.4 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. Net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of July 31, 2008 and April 30, 2008, deferred product revenues of $12.0 million and $13.6 million, respectively, were reduced by net-down adjustments of $3.7 million and $3.3 million, respectively. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     As of July 31, 2008, deferred maintenance revenues were $25.7 million, of which $20.9 million represented current deferred maintenance revenues. As of April 30, 2008, deferred maintenance revenues were $24.3 million, of which $20.0 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of July 31, 2008 and April 30, 2008, the deferred maintenance revenues of $25.7 million and $24.3 million, respectively, were reduced by net-down adjustments of $1.9 million and $1.5 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     As of July 31, 2008 and April 30, 2008, deferred service revenues were $3.1 million and $3.4 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of July 31, 2008 and April 30, 2008, the deferred service revenues of $3.1 million and $3.4 million, respectively were reduced by net-down adjustments of $1.4 million and $0.7 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products, maintenance and services are typically accrued and expensed when the respective revenue elements are ordered. We also pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers, systems integrators and strategic partners on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.
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
     Provision for (Benefit from) Income Taxes. Provision for (benefit from) income taxes is calculated in compliance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and other related guidance, and generally consists of tax expense related to current period earnings. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense and calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets that are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in these estimates may result in significant increases or decreases to our tax provision in a subsequent period, which in turn would affect net income. We have previously experienced a greater than 50% shift in our stock ownership, which creates annual limitations on our ability to use a portion of our net operating loss carry-forwards. As a result, our provision for (benefit from) income taxes and our resulting effective tax rate may be greater than if our net operating loss carry-forwards were available without limitation. In addition, our net operating loss carry-forwards may expire before we fully utilize them.
     Beginning in fiscal 2009, and for the three months ended July 31, 2008, based in part on historical evidence, trends in profitability, current expectations of future taxable net income and newly implemented tax planning strategies for fiscal 2009, we transitioned from using actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FASB Interpretation No. 18, Accounting for Income Taxes in the Interim Periods, or FIN 18, as amended by SFAS 109, to determining our tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB No. 28, Interim Financial Reporting, or APB 28. We do not believe that the change in method of estimating the annual effective rate will have a significant impact on the tax provision (benefit) on an annual basis, although there may be an impact on a quarterly basis. For example, if we had not made the change in method of estimating the annual effective rate, we would have recorded a provision for income taxes in the three months ended July 31, 2008. Significant components affecting the tax rate for fiscal 2009 include R&D and foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
     For the three months ended July 31, 2008, we recorded a benefit for income taxes of ($0.6) million. The effective tax rate for the three months ended July 31, 2008 is 29.7%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123R stock-based compensation expenses, which is offset by tax credits. To the extent our level of profitability changes during the year, the effective tax rate will be revised to reflect these changes. For the three months ended July 31, 2007, we recorded a provision for income taxes of $0.1 million. The effective tax rate for the three months ended July 31, 2007 was (4.2%), and was primarily related to foreign income taxes. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate primarily due to the impact of non-deductible SFAS 123R stock-based compensation expenses and un-benefited domestic losses.
     We intend to continue maintaining a full valuation allowance until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
Critical Accounting Policies, Significant Judgments and Estimates
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs regarding likely occurrences in the future, given available information. Estimates are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, accounting for uncertainties in income taxes, contingencies and litigation, allowances for doubtful accounts, and accrued liabilities.

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
     We typically use a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of our shrinkwrap or end-user license agreement as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or forfeiture, concession or other adjustment. We do not generally grant rights of return or price protection to our distribution partners or end users, other than limited rights of return during the warranty period in some cases. We use shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify product delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance is considered to occur on a straight-line basis ratably over the life of the contract. We consider probability of collection based on a number of factors, such as creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. We do not request, nor do we require, collateral from customers. If we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. A net-down adjustment may be recorded in cases where, sales transactions have been invoiced but are recognized on cash receipt, for invoiced but unpaid sales transactions related to post-contract customer support obligations for which the term has not commenced, or for invoiced but unpaid service engagements where services have not yet been provided. Net-down adjustments decrease both accounts receivable and deferred revenue. Any such transactions included in accounts receivable and deferred revenue at period end are reflected on the balance sheet on a net basis.
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

     For sales to direct end-users and channel partners, we recognize product revenue once either we or our channel partner has a contractual agreement in place and upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded only upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, when delivery is to be made to a reseller, upon the request of either the end-user or the reseller and when all other criteria for revenue recognition have been met, it is our practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. This refinement to our revenue recognition policy had no impact on revenue recorded for the current or prior periods. For end-users, resellers and system integrators, we generally have no significant obligations for future performance such as rights of return or pricing credits.
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
Stock-Based Compensation
     Prior to May 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We amortize deferred stock-based compensation using the multiple option method as prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We amortized deferred stock-based compensation of $10,000 and $35,000 for the three months ended July 31, 2008 and 2007, respectively.
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
     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for the three months ended July 31, 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Since the IPO, the expected volatility of options granted has been determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and our historical volatility. The weighted-average expected volatility for options granted for the three months ended July 31, 2008 and 2007 was 53% and 66%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended July 31, 2008 and 2007 was 5.74 years and 5.25 years, respectively. For the three months ended July 31, 2008 and 2007, the weighted-average risk-free interest rate used was 3.17% and 5.00%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for the three months ended July 31, 2008 and 2007, in determining the expense recorded in our consolidated statement of operations.
     We recorded expense of $1.1 million and $0.6 million for the three months ended July 31, 2008 and 2007, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of July 31, 2008, unrecognized stock-based compensation expense of non-vested stock options was $12.3 million, which is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective upon the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and will end on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three months ended July 31, 2008, we recorded stock-based compensation expense associated with the ESPP of $0.3 million. As of July 31, 2008, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.1 million.
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
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of July 31, 2008, we had two customers that accounted for 10% and 11%, respectively, of our net accounts receivable.

Accounting for Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS 109 and APB 28. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense and calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets that are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using tax rates currently in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are charged, which would affect net income.
     Beginning in fiscal 2009, and for the period ended July 31, 2008, based in part on historical evidence, trends in profitability, current expectations of future taxable net income, and newly implemented tax planning strategies for fiscal 2009, we transitioned from using the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FIN 18, as amended by SFAS 109, to determining our tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB 28. The income tax provision, which includes U.S. federal, state and local and foreign income taxes, is based on the application of a forecasted annual income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, we analyze various factors, including estimates of our annual earnings, taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, the current year accrual for unrecognized tax benefits and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, changes in liabilities for previous years uncertain tax positions and applicable circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate. Significant components affecting the tax rate for fiscal 2009 include R&D and foreign tax credits, the composite state tax rate and non-deductible stock-based compensation expense.
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, or FIN 48, on May 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to income tax uncertainty. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized.

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,
	2008	2007
Revenues:
Products	57.1%	61.4%
Maintenance	31.0	28.3
Services	11.9	10.3

Total revenues	100.0	100.0
Cost of revenues:
Products	6.0	3.4
Maintenance	5.9	6.3
Services	7.4	5.4

Total cost of revenues	19.3	15.1

Gross margin	80.7	84.9
Operating expenses:
Research and development	19.2	21.4
Sales and marketing	53.7	60.0
General and administrative	15.7	17.7

Total operating expenses	88.6	99.1

Loss from operations	(7.9)%	(14.2)%

Comparison of the Three Months Ended July 31, 2008 and 2007
Revenues
     Revenues for the three-months ended July 31, 2008 and 2007 was as follows (in thousands, except percentages):

	Three Months Ended July 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$15,802	$12,205	$3,597	29.5%
Percentage of total revenues	57.1%	61.4%
Maintenance	8,568	5,630	2,938	52.2%
Percentage of total revenues	31.0%	28.3%
Services	3,293	2,035	1,258	61.8%
Percentage of total revenues	11.9%	10.3%

Total revenues	$27,663	$19,870	$7,793	39.2%

     Product Revenues.  Product revenues for the three months ended July 31, 2008 included revenues of $7.9 million from 47 new customers and revenues of $7.9 million from existing customers. New customer revenues for the three months ended July 31, 2008 increased by $3.4 million compared to new customer revenues for the three months ended July 31, 2007. Existing customer revenues for the three months ended July 31, 2008 increased by $0.2 million compared to existing customer revenues for the three months ended July 31, 2007. There was a net recognition of $0.2 million and $0.8 million of product revenues in the three months ended July 31, 2008 and 2007, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of July 31, 2008, deferred product revenues included $2.0 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”

     Maintenance Revenues.  Maintenance revenues increased $2.9 million for the three months ended July 31, 2008 compared to July 31, 2007, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues.  Services revenues increased by $1.3 million for the three months ended July 31, 2008 compared to July 31, 2007, as a result of increased service billings to a larger installed base of customers.
     Geographic Regions.  We sell our product in three geographic regions: Americas; Europe; and Asia Pacific. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	July 31,
	2008	2007	Change in Dollars	Change in Percent
Americas	$21,362	$15,801	$5,561	35.2%
Percentage of total revenue	77.2%	79.5%
Europe	4,516	3,284	1,232	37.5%
Percentage of total revenue	16.3%	16.5%
Asia Pacific	1,785	785	1,000	127.4%
Percentage of total revenue	6.5%	4.0%

Total revenue	$27,663	$19,870	$7,793	39.2%

Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	July 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$1,655	$684	$971	142.0%
Percentage of total revenues	6.0%	3.4%
Maintenance	1,631	1,246	385	30.9%
Percentage of total revenues	5.9%	6.3%
Services	2,043	1,078	965	89.5%
Percentage of total revenues	7.4%	5.4%

Total cost of revenues	$5,329	$3,008	$2,321	77.2%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	July 31,
	2008	2007
Gross margin
Products	$14,147	$11,521
Percentage of product revenues	89.5%	94.4%
Maintenance	6,937	4,384
Percentage of maintenance revenues	81.0%	77.9%
Services	1,250	957
Percentage of services revenues	38.0%	47.0%

Total gross margin	$22,334	$16,862
Percentage of total revenues	80.7%	84.9%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.0 million for the three months ended July 31, 2008, primarily due to increased appliance cost of goods of $0.7 million related to increased appliance sales, as well as a $0.3 million increase related to royalty obligations associated with product cost of goods sold. Product gross margin as a percentage of product revenues decreased by 4.9% to 89.5% for the three months ended July 31, 2008, compared to 94.4% for the three months ended July 31, 2007, due in part to increases in royalty fees related to increased sales of products that include licensed technology, and mix of lower margin appliance product sales.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.4 million for the three months ended July 31, 2008 compared to July 31, 2007, due primarily to increased compensation related expenses of $0.3 million related to increased headcount in our technical support organization, and increases in third-party royalty support and maintenance expenses of $0.1 million. Maintenance gross margin increased by 3.1% as a percentage of maintenance revenues for the three months ended July 31, 2008 compared to July 31, 2007, due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $1.0 million for the three months ended July 31, 2008 compared to July 31, 2007 due to increased compensation related expenses of $0.5 million related to increased head count and cost per employee. Additionally, use of third party contractors increased by $0.4 million. Services gross margin as a percentage of services revenues decreased by 9.0% to 38.0% for the three months ended July 31, 2008 from 47.0% for the three months ended July 31, 2007, due primarily to an increase in headcount and related cost per employee, and a decrease in productivity due to training of employees.
Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	July 31,
	2008	2007	Change in Dollars	Change in Percent
Research and development	$5,315	$4,260	$1,055	24.8%
Percentage of total revenues	19.2%	21.4%
Sales and Marketing	14,868	11,919	2,949	24.7%
Percentage of total revenues	53.8%	60.0%
General and administrative	4,349	3,520	829	23.6%
Percentage of total revenues	15.7%	17.7%

Total operating expenses	$24,532	$19,699	$4,833	24.5%
Percentage of total revenues	88.7%	99.1%

     Research and Development Expenses. The increase in research and development expenses for the three months ended July 31, 2008 of $1.1 million compared to the three months ended July 31, 2007 was primarily attributable to an increase of $0.7 million in compensation expense and an increase of $0.2 million in stock-based compensation expense, associated with an increase in research and development personnel from 89 to 105 at the respective period ends, and to an increase of facilities-related expense of $0.1 million as a result of our expansion of our headquarters in Cupertino, California.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended July 31, 2008 of $2.9 million compared to the three months ended July 31, 2007, was primarily attributable to an increase of $2.0 million in compensation expense associated with an increase in sales and marketing personnel from 108 to 135 at the respective period ends. The increase also included an increase of $0.3 million as a result of an increase in stock-based compensation expense. In addition, travel and entertainment expenses increased by $0.4 million, marketing program expenses increased by $0.3 million, and facilities expenses increased $0.1 million.
     General and Administrative Expenses. The increase in general and administrative expenses of $0.8 million for the three months ended July 31, 2008, compared to the three months ended July 31, 2007, was primarily associated with an increase of $0.6 million in compensation related-expense, and an increase in professional service expenses of $0.2 million.
Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	July 31,
	2008	2007	Change in Dollars	Change in Percent
Interest income	$404	$148	$256	173.0%
Percentage of total revenues	1.5%	0.7%
Other expense, net	(99)	(129)	30	23.3%
Percentage of total revenues	(0.4)%	(0.6)%
Provision for (benefit from) income taxes	(563)	118	(681)	(577.1)%
Percentage of total revenues	(2.0)%	0.6%

Total non-operating expenses	$(258)	$137	$(395)	(288.3)%
Percentage of total revenues	(0.9)%	0.7%

     Interest Income. The increase in interest income of $0.3 million for the three months ended July 31, 2008 compared to July 31, 2007 was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO.
     Other Income (Expense), Net. Other income (expense), net for the three months ended July 31, 2008 compared to July 31, 2007 remained relatively unchanged.
     Provision for (Benefit from) Income Taxes. For the three months ended July 31, 2008, we recorded a benefit for income taxes of ($0.6) million. The effective tax rate for the three months ended July 31, 2008 is 29.7%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, which is offset by tax credits. For the three months ended July 31, 2007, we recorded a provision for income taxes of $0.1 million, primarily related to foreign corporate income taxes. The effective tax rate for the three months ended July 31, 2007 was (4.2%). The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate primarily due to the impact of non-deductible SFAS 123R stock-based compensation expenses and un-benefited domestic losses.
Liquidity and Capital Resources
          From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2008, and generated $3.8 million of cash from our operating activities during the three months ended July 31, 2008 compared to using $6.9 million of cash from our operating activities for the three months ended July 31,2007. We generally expect to continue generating positive operating cash flows on an annual basis. Although, there may be individual quarters in which we use cash as a result of the timing of receipts or payments. In February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.
          At July 31, 2008, we had cash and cash equivalents totaling $74.2 million and accounts receivable of $17.3 million, compared to $71.9 million of cash and cash equivalents and $26.7 million of accounts receivable at April 30, 2008.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	July 31,
	2008	2007
Net cash provided by (used in) operating activities	$3,788	$(6,919)
Net cash used in investing activities	(1,216)	(588)
Net cash used in financing activities	(346)	(317)
          Operating Activities
          Although we have reported a net loss for the three months ended July 31, 2008 and 2007, our operating activities have provided positive cash flows, primarily due to the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.
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
          We generated $3.8 million of cash from operating activities during the three months ended July 31, 2008, primarily as a result of a $9.3 million decrease in accounts receivable due to strong collections efforts associated with our relatively high accounts receivable balance as of April 30, 2008, and an increase of $1.0 million in other accrued liabilities, offset by a decrease in accrued compensation and benefits of $6.3 million related to payments of sales commission and performance bonuses earned in fiscal 2008, and decrease in accounts payable of $0.6 million and deduction in deferred revenue of $0.5 million. In addition, we had a net loss of $1.3 million for this period, which included non-cash charges of $1.4 million for stock-based compensation expense and $0.8 million of depreciation and amortization.
          We used $6.9 million of cash from operating activities during the three months ended July 31, 2007, primarily as a result of a $4.7 million increase in accounts receivable due to the growth in sales and slower than expected collections, a $2.2 million decrease in our accrued compensation and benefits as a result of our payment of sales commissions and performance bonuses earned in fiscal

2007 and a $1.1 million decrease in our accounts payable due to the timing of our payment obligations, offset by a $2.4 million increase in deferred revenues. In addition, we reported a net loss of $2.9 million for this quarter, which included non-cash charges of $0.7 million for stock-based compensation expense and $0.5 million of depreciation and amortization charges.
          Investing Activities
          During the three months ended July 31, 2008, we used $1.2 million in cash for investing activities, of which $1.1 million was related to capital expenditures associated with computer equipment in support of the expansion of our infrastructure and work force. During the three months ended July 31, 2007, we used $0.6 million in cash for investing activities, substantially all of which related to capital expenditures associated with computer equipment and furniture and fixtures for the expansion of our infrastructure and work force.
          Financing Activities
          During the three months ended July 31, 2008, we used $0.3 million of cash from financing activities, comprised primarily of $0.5 million in payments for prepaid software licenses used as a component in our product sales, offset by $0.2 million from net proceeds from the exercise of stock options. During the three months ended July 31, 2007, cash used in financing activities was $0.3 million, comprised primarily of $0.5 million in payments for prepaid licenses for software used as a component in some of our product, offset by $0.2 million from net proceeds from the exercise of stock options.
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
Off-Balance Sheet Arrangements
          As of July 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
          We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less.
          The following table is a summary of our contractual obligations as of July 31, 2008:

	Payments Due by Period
		Remainder
	Total	of FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
	(in thousands)
Operating lease obligations	$11,003	$1,711	$1,967	$1,988	$2,068	$3,269
Accrued contractual obligations	1,764	1,601	160	3	—	—

Total	$12,767	$3,312	$2,127	$1,991	$2,068	$3,269

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
     Interest Rate Risk. Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash and cash equivalents totaling $74.2 million as of July 31, 2008, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation and supervision of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the potential benefits of possible controls and procedures relative to their costs.
     Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of July 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
          Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We launched our ESM products in January 2002 and our first Logger product in December 2006. Because we have a limited operating history, and the market for our products is rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. We have a history of losses from operations, incurring losses from operations of $2.2 million, $1.3 million, $0.3 million, and $16.8 million for the three months ended July 31, 2008 and for the fiscal years ended April 30, 2008, 2007, and 2006, respectively. As of July 31, 2008, our accumulated deficit was $48.0 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand our channel sales program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
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
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	the timing of satisfying revenue recognition criteria, including establishing VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector, which may cause seasonal variation as our business and the market for compliance and security management software solutions matures; and

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as financial services and retail.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM product and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM product involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. In addition, we have less experience with sales of Logger and our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and the value of our products, including their technical capabilities and potential cost savings to the organization. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
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
     We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet information technology, or IT, needs. We also use resellers to augment our internal resources in international markets and, to a lesser extent, domestically. We may be required by our U.S. government customers to utilize particular resellers that may not meet our criteria for creditworthiness, and revenues from those resellers may not be recognizable until receipt of payment. We have derived, and anticipate that in the future we will continue to derive, a substantial portion of the sales of Logger and other appliance products through channel partners, including parties with which we have not yet developed relationships. We expect that channel sales will represent a substantial portion of our U.S. government and international revenues for the foreseeable future and, we believe, a growing portion of our U.S. commercial revenues. We may be unable to recruit additional channel partners and successfully expand our channel sales program. If we do not successfully execute our strategy to increase channel sales, particularly to further penetrate the mid-market and sell our appliance products, our growth prospects may be materially and adversely affected.
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
     We have less experience with sale, manufacture, delivery, service and support of Logger and our other appliance products, and we may be unable to successfully forecast demand or fulfill orders for these appliance products.
     We introduced our first Logger product in fiscal 2007. Prior to June 2006, we offered only software products and related services, and as a result have less experience with sales of appliance-based products than we have with our flagship ESM products. Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes with which we have less experience. For example, if we fail to accurately predict demand and maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. In addition, if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period. If we underestimate warranty claims for our appliance products, our operating expenses may be higher than we anticipate, which in turn may adversely affect our results of operations. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. Because our appliance products are new, we have less experience with warranty claims, resulting in limited ability to forecast warranty expense. If we are unable to successfully perform these functions or develop a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed.
     Because we derive a significant majority of our revenues from ArcSight ESM and related products and services, any failure of this product to satisfy customer demands or to achieve increased market acceptance will harm our business, operating results, financial condition and growth prospects.
     We have derived a significant majority of our product revenues from ArcSight ESM and related products. We expect this to continue for the foreseeable future. For example, in fiscal 2008 and 2007, sales of such products represented 56% and 89% of product revenues, respectively, with the balance coming from transactions that included both our ESM products and our appliance products or included only appliance products. Prior to fiscal 2007, all of our revenues related to our ESM products. As a result, although we introduced our complementary appliance products in fiscal 2007 to more fully serve the enterprise compliance and security management market, our revenues and operating results will continue to depend to a large extent on the demand for our ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions or other risks described in this Quarterly Report on

Form 10-Q. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of ArcSight ESM, our business, operating results, financial condition and growth prospects will be adversely affected.
     If we are unable to successfully develop and market new products, make enhancements to our existing products or expand our offerings into new markets, our business may not grow and our operating results may suffer.
     We introduced our first Logger product in fiscal 2007 and are currently developing new versions of this product and our ESM platform, as well as new complementary products. Our growth strategy and future financial performance will depend, in part, on our ability to market and sell these products and to diversify our offerings by successfully developing, timely introducing and gaining customer acceptance of new products.
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
     Diversifying our product offerings and expanding into new markets will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, may complicate our relationships with channel and strategic partners and will entail significant risk of failure. Sales of our Logger product and other products that we may develop and market may reduce revenues of our flagship ESM product and our overall margin by offering a subset of features or capabilities at a reduced price with a lower gross margin. If the average selling price for orders of such alternate products is lower, we may need to sell to a larger number of customers to achieve equivalent revenues, potentially incurring increased sales, marketing and general and administrative expenses in support of those sales. Moreover, increased emphasis on the sale of our appliance products, add-on products or new product lines could distract us from sales of our core ArcSight ESM offering, negatively affecting our overall sales. If we fail or delay in diversifying our existing offerings or expanding into new markets, or we are unsuccessful competing in these new markets, our business, operating results and prospects may suffer.
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
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the three months ended July 31, 2008 and in fiscal years ended April 30, 2008, 2007 and 2006 we derived 21%, 20%, 32% and 38% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
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
     In the three months ended July 31, 2008 and in fiscal years ended April 30, 2008, 2007 and 2006, we derived 27%, 33%, 23% and 21% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Canada, China, Germany, Hong

Kong, Japan, the Netherlands, Singapore, South Korea, Spain, the United Arab Emirates and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental customers in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and the Middle East, and further expansion of our international selling efforts may involve additional regions, including Africa, Russia and South America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants, sales agents and channel partners. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
     Failure to protect our intellectual property rights could adversely affect our business.
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and propriety information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have five issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never issue at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
     We utilize various types of software licensed from unaffiliated third parties in order to provide certain elements of our product offering. For example, we license database software from Oracle that we integrate with our ESM product. Our agreement with Oracle permits us to distribute Oracle software in our products to our customers and partners worldwide through May 2009. See “Business—Intellectual Property—Oracle License Agreement” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. Any errors or defects in this third-party software could result in errors that could harm our business. In addition, licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.
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
     We depend on the continued contributions of our senior management and other key personnel, in particular Tom Reilly and Hugh Njemanze, the loss of whom could harm our business. All of our executive officers and key employees are at-will employees, which means they may terminate their employment relationship with us at any time. We do not maintain a key-person life insurance policy on any of our officers or other employees.
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 287 employees as of April 30, 2007 to 371 employees as of July 31, 2008. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
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
     Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 56.2% of our outstanding common stock as of September 1, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through July 31, 2008, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Fiscal Year 2009 Management Bonus Plan.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities

Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.
Date: September 12, 2008	By:	/s/ Robert Shaw
Robert Shaw
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: September 12, 2008	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Fiscal Year 2009 Management Bonus Plan.					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.