Form 10-Q
period 2008-10-31
ArcSight Inc
filed 2008-12-12
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 001-33923
ArcSight, Inc.
(Exact name of the Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2241535 (I.R.S. Employer Identification No.)
5 Results Way
Cupertino, California 95014
(Address of Principal Executive Offices, including Zip Code)
(408) 864-2600
(Registrant’s Telephone Number, including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of December 1, 2008: 31,465,786 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended October 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	October 31,	April 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,678	$71,946
Accounts receivable, net of allowance for doubtful accounts of $179 and $133, respectively	23,192	26,658
Other prepaid expenses and current assets	4,152	5,565

Total current assets	103,022	104,169
Property and equipment, net	5,226	4,834
Goodwill	5,746	5,746
Acquired intangible assets, net	1,740	2,161
Other long-term assets	1,411	1,669

Total assets	$117,145	$118,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,349	$3,115
Accrued compensation and benefits	6,529	11,864
Other accrued liabilities	6,110	5,967
Deferred revenues, current	34,777	36,512

Total current liabilities	50,765	57,458
Deferred revenues, non-current	4,685	4,754
Other long-term liabilities	1,626	1,598

Total liabilities	57,076	63,810
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 31,451,186 and 31,022,190 issued and outstanding as of October 31, 2008 and April 30, 2008, respectively	—	—
Additional paid-in capital	106,518	101,574
Deferred stock-based compensation	(2)	(53)
Accumulated other comprehensive loss	(255)	(45)
Accumulated deficit	(46,192)	(46,707)

Total stockholders’ equity	60,069	54,769

Total liabilities and stockholders’ equity	$117,145	$118,579

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Products	$19,169	$15,670	$34,971	$27,875
Maintenance	9,530	6,617	18,098	12,247
Services	4,136	2,341	7,429	4,376

Total revenues	32,835	24,628	60,498	44,498

Cost of revenues:
Products	1,844	1,130	3,499	1,814
Maintenance(1)	1,663	1,381	3,294	2,627
Services(1)	2,387	1,362	4,430	2,440

Total cost of revenues	5,894	3,873	11,223	6,881

Gross profit	26,941	20,755	49,275	37,617
Operating expenses(1):
Research and development	5,423	4,847	10,738	9,107
Sales and marketing	14,355	12,688	29,223	24,607
General and administrative	4,863	3,468	9,212	6,988

Total operating expenses	24,641	21,003	49,173	40,702

Income (loss) from operations	2,300	(248)	102	(3,085)
Interest income	351	116	755	264
Other income and (expense), net	(11)	(95)	(110)	(224)

Income (loss) before provision for income taxes	2,640	(227)	747	(3,045)
Provision for income taxes	795	139	232	257

Net income (loss)	$1,845	$(366)	$515	$(3,302)

Net income (loss) per common share, basic	$0.06	$(0.03)	$0.02	$(0.31)

Net income (loss) per common share, diluted	$0.06	$(0.03)	$0.02	$(0.31)

Shares used in computing basic net income (loss) per common share	31,154	10,624	31,048	10,504

Shares used in computing diluted net income (loss) per common share	32,780	10,624	32,784	10,504

(1) Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$54	$30	$100	$38
Cost of services revenues	39	38	72	46
Research and development	334	490	673	647
Sales and marketing	752	680	1,503	1,141
General and administrative	346	180	580	261
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$515	$(3,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,225	836
Amortization of acquired intangibles	421	286
Loss on disposal of property and equipment	11	—
Stock-based compensation	2,928	2,133
Provision for allowance for doubtful accounts	59	124
Changes in operating assets and liabilities:
Accounts receivable	3,407	1,433
Prepaid expenses and other assets	1,671	987
Accounts payable	234	(1,491)
Accrued compensation and benefits	(5,335)	(1,800)
Other accrued liabilities	1,176	940
Deferred revenues	(1,804)	3,673

Net cash provided by operating activities	4,508	3,819
Cash flows from investing activities:
Purchase of property and equipment	(1,634)	(2,714)

Net cash used in investing activities	(1,634)	(2,714)
Cash flows from financing activities:
Initial public offering preparation costs	—	(1,940)
Proceeds from issuance of common stock, net of repurchases	2,049	759
Payment of capital lease and software license obligations	(987)	(955)

Net cash provided by (used in) financing activities	1,062	(2,136)
Effect of exchange rate changes on cash	(204)	(17)

Net increase (decrease) in cash and cash equivalents	3,732	(1,048)
Cash and cash equivalents at beginning of period	71,946	16,917

Cash and cash equivalents at end of period	$75,678	$15,869

Supplemental disclosure of cash flow information:
Income taxes paid	$149	$123
Interest expense paid	$78	$222
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
2. Significant Accounting Policies
     Basis of Presentation and Consolidation
     The condensed consolidated balance sheet as of April 30, 2008 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the SEC on July 22, 2008.
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
     Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of October 31, 2008, the consolidated statements of operations for the three and six months ended October 31, 2008 and 2007, and the consolidated statements of cash flows for the six months ended October 31, 2008 and 2007, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2008, its results of operations for the three and six months ended October 31, 2008 and 2007, and its statement of cash flows for the six months ended October 31, 2008 and 2007. The results of operations for the three and six months ended October 31, 2008 are not necessarily indicative of the results to be expected for fiscal 2009 or for any other interim period or for any other future year.

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
     Cash and Cash Equivalents
     The Company maintains its cash and cash equivalents in accounts consisting of high-credit quality financial instruments. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with multiple banks and are stated at cost, which approximates fair value.
     Fair Value of Financial Instruments
     The carrying amounts of cash equivalents, trade accounts receivable, accounts payable, and other accrued liabilities approximate their respective fair values due to their relatively short-term maturities. The carrying amounts of derivative financial instruments approximate their respective fair values due to adjusting these investments to their respective market values each reporting period.
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
     Net foreign currency transaction (gains) losses of approximately ($25,000) and $23,000 for the three months ended October 31, 2008 and 2007, respectively, and ($29,000) and $0.1 million for the six months ended October 31, 2008 and 2007, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense.
     Derivative Financial Instruments
     The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other income (expense), net, in the consolidated statements of operations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. During the three and six months ended October 31, 2008 and 2007, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

     Concentration of Credit Risk and Business Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company is exposed to credit risk in the event of default by the financial institution holding its cash and cash equivalents to the extent recorded on its balance sheet. Risks associated with cash equivalents are mitigated by banking with high-credit quality institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions that hold the Company’s investments.
     The Company sells its products and maintenance and services directly to customers or through resellers in the Americas; Europe, Middle East, and Africa (collectively, “EMEA”); and Asia Pacific, with the majority of its sales in the United States. The Company monitors its exposure within accounts receivable and records an allowance against doubtful accounts as necessary. The Company performs ongoing credit evaluations of its customers and extends credit in the normal course of business and generally does not require collateral. Historically, the Company has not experienced significant credit losses on its accounts receivable. Management believes that any risk of loss for trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers.
     The Company had one customer that accounted for 11% of total revenues for the three months ended October 31, 2008. No customer or reseller accounted for more than 10% of total revenues for the three or six months ended October 31, 2007 or for the six months ended October 31, 2008. The Company had one customer and one reseller with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 10% and 16% of net accounts receivable as of October 31, 2008, respectively. As of April 30, 2008, the Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 25% and 15% of net accounts receivable.
     The majority of the Company’s revenues are derived from sales of the ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company introduced complementary appliance products in fiscal 2008 for which the Company uses a single source for manufacturing and fulfillment, the Company’s revenues and operating results will continue to depend significantly on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions and other risks. If the Company is unable to continue to meet customer demands or achieve more widespread market acceptance of ArcSight ESM, its business, operating results, financial condition and growth prospects will be adversely affected.
     Revenue Recognition
     The Company derives its revenues from three sources: (1) sales of software licenses and related appliances (“products”); (2) fees for maintenance to provide unspecified upgrades and customer technical support (“maintenance”); and (3) fees for services, which includes services performed in connection with time-and-materials based consulting agreements ( “services”).
     For all sales, revenues are subject to the guidance and requirements of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (“SOP 98-9”).
     The Company enters into software license agreements through direct sales to customers and through resellers. The license agreements include post-contract customer support and may include professional services deliverables. Post-contract customer support includes rights to receive unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and Internet and telephone access to technical support personnel and content. Professional services include installation and implementation of the Company’s software, staffing and management services for customer security operation centers, and customer training. Professional services are not essential to the functionality of the associated licensed software.
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
     Resellers and systems integrators purchase products for specific end users and do not hold inventory. Resellers and systems integrators perform functions that include delivery to the end customer, installation or integration and post-sales service and support. The agreements with these resellers and systems integrators have terms that are generally consistent with the standard terms and conditions for the sale of the Company’s products and services to end users and do not provide for product rotation or pricing allowances. For sales to direct end-users, resellers and systems integrators, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded only upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, where delivery is to be made to a reseller upon the request of either the end-user or the reseller, and all other criteria for revenue recognition have been met, it is the Company’s practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. For end-users, resellers and systems integrators, the Company generally has no significant obligations for future performance such as rights of return or pricing credits.
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
     The Company uses shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify delivery to the customer. For software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance agreements is considered to occur on a straight-line basis ratably over the life of the contract, typically 12 months.
     Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when such services are sold separately. For deliverables and multiple element arrangements subject to SOP 97-2, as amended by SOP 98-9, when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for the delivered elements in the arrangement, the Company recognizes revenues under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenues are deferred for the fair value of the undelivered elements and revenues are recognized for the remainder of the arrangement fee attributed to the delivered elements (typically products) under the residual method when all of the applicable criteria in SOP 97-2 have been met. In the event that VSOE for maintenance services does not exist, and this represents the only undelivered element, revenues for the entire arrangement are recognized ratably over the performance period. Revenues from maintenance and support agreements are recognized on a straight-line basis ratably over the life of the contract. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the engagement are recognized ratably over the term because the Company does not have VSOE for the undelivered elements.
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
     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of October 31, 2008 and April 30, 2008.
     The following describes activity in the allowance for doubtful accounts for fiscal 2008 and the six months ended October 31, 2008 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2008	$123	$33	$(23)	$133
Six months ended October 31, 2008	$133	$59	$(13)	$179

(1)	Uncollectible amounts written off, net of recoveries.
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
     Property and Equipment, Net
     Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, typically ranging from two to five years. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as an offset to rent expense using the straight-line method over the lease term. Leasehold improvements are amortized over the shorter of the remaining operating lease term or the useful lives of the assets.
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

     Advertising Expenses
     Advertising costs are expensed as incurred. The Company incurred $0.1 million in advertising expenses for both the three months ended October 31, 2008 and 2007, and $0.1 million in advertising expenses for both the six months ended October 31, 2008 and 2007.
     Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” (“APB 28”). Beginning in fiscal 2009, and for the period ended October 31, 2008, based in part on historical evidence, trends in profitability and current expectations of future taxable net income, the Company transitioned from using the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FASB Interpretation No. 18, “Accounting for Income Taxes in the Interim Period” (“FIN 18”) as amended by SFAS 109, to determining the Company’s tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB 28. Significant components affecting the tax rate for fiscal 2009 include the utilization of net operating losses, research and development credits, foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
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
     Stock-Based Compensation Expense
     Prior to May 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. The Company amortizes deferred stock-based compensation using the multiple option method as prescribed by FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans” (“FIN 28”) over the option vesting period using an accelerated amortization schedule, which results in amortization to expense over the grant’s vesting period, which is generally four years.
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
     The Company’s 2007 Employee Stock Purchase Plan (“ESPP”) became effective upon the effectiveness of the IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP.

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
     Adoption of New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), delaying the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On May 1, 2008, the Company adopted SFAS 157, except as it applies to those non-financial assets and liabilities as described in FSP 157-2. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment tests and intangible assets measured at fair value for impairment.
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
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) and liabilities measured at fair value on a recurring basis as of October 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$75,678	—	—	$75,678
Restricted cash	842	—	—	842
Capitalized software license obligations	—	$1,145	—	1,145

Total	$76,520	$1,145	—	$77,665

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On May 1, 2008, the Company evaluated its existing financial instruments and liabilities and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations for the six months ended October 31, 2008.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on our consolidated results of operations, financial condition, or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated results of operations, financial condition or cash flows.
     In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 142-3 on its consolidated results of operations, financial condition or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations, financial condition or cash flows.
     In December 2007, the SEC released Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends SAB No. 107, "Share-Based Payment” (“SAB 107”), to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of “plain vanilla” stock options accounted for under SFAS 123R. The SEC staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007, acknowledging that such detailed information about employee exercise behavior may not yet be widely available. Accordingly, SAB 110 states that the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical data to provide a reasonable basis to estimate the expected term, and does not expect the adoption of SAB 110 to have a material effect on its results of operations, financial condition or cash flows.
3. Net Income (Loss) Per Common Share
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
     Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities consisting of convertible preferred stock, stock options, shares purchasable under employee stock purchase plan, common stock subject to repurchase and warrants were not included in the diluted loss per common share computation for the three and six months ended October 31, 2007 because the inclusion of such shares would have had an anti-dilutive effect.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$1,845	$(366)	$515	$(3,302)

Denominator for basic net income (loss) per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income (loss) per common share-basic	31,154	10,624	31,048	10,504

Denominator for diluted net income (loss) per share:
Shares used above, basic	31,154		31,048
Stock options	1,549		1,606
Shares purchasable under employee stock purchase plan	72		80
Shares subject to repurchase	5		50

Denominator for diluted net income (loss) per share:	32,780		32,784

Net income (loss) per common share:
Basic	$0.06	$(0.03)	$0.02	$(0.31)

Diluted	$0.06	$(0.03)	$0.02	$(0.31)

     The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities (i.e., convertible preferred stock, common stock options, common stock subject to repurchase and warrants) that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Convertible preferred stock (as converted)	—	13,988	—	13,988
Options to purchase common stock	2,531	2,603	1,877	2,675
Common stock subject to repurchase	—	162	—	199
Warrants to purchase common stock and convertible preferred stock (as converted)	—	19	—	19

Total	2,531	16,772	1,877	16,881

4. Balance Sheet Details
     Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	October 31,	April 30,
	2008	2008
Computers and equipment	$7,191	$6,135
Furniture and fixtures	1,075	1,071
Software	734	754
Leasehold improvements	2,337	2,080

	11,337	10,040
Less: accumulated depreciation and amortization	(6,111)	(5,206)

Property and equipment, net	$5,226	$4,834

     Depreciation expense was $0.5 million and $0.4 million for the three months ended October 31, 2008 and 2007, respectively, and $1.0 million and $0.7 million for the six months ended October 31, 2008 and 2007, respectively. Amortization expense was $0.1 million and $0.1 million for the three months ended October 31, 2008 and 2007, respectively, and $0.2 million and $0.1 million for the six months ended October 31, 2008 and 2007, respectively.
     Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of October 31, 2008 and April 30, 2008 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average	Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
As of October 31, 2008:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(697)	$1,273
Customer installed-base relationships	6.00	80	(45)	35
Employee non-compete agreements	5.00	1,160	(728)	432

Total		$3,210	$(1,470)	$1,740

Goodwill				$5,746

	Estimated
	Weighted-
	Average	Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
As of April 30, 2008:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(434)	$1,536
Customer installed-base relationships	6.00	80	(37)	43
Employee non-compete agreements	5.00	1,160	(578)	582

Total		$3,210	$(1,049)	$2,161

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.2 million and $0.1 million for the three months ended October 31, 2008 and 2007, respectively, and $0.4 million and $0.3 million for the six months ended October 31, 2008 and 2007, respectively.
     There was no impairment of goodwill or intangible assets for the six months ended October 31, 2008 or in fiscal 2008.

     As of October 31, 2008, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of October 31, 2008:	Expense
Remainder of fiscal 2009	$421
Fiscal 2010	889
Fiscal 2011	425
Fiscal 2012	5

Total	$1,740

     Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of	As of
	October 31,	April 30,
	2008	2008
Deferred product revenues	$9,958	$13,627
Deferred maintenance revenues	26,242	24,256
Deferred services revenues	3,262	3,383

Total deferred revenues	39,462	41,266
Less deferred revenues, current portion	(34,777)	(36,512)

Deferred revenues, non-current	$4,685	$4,754

5. Commitments and Contingencies
     Contractual Commitments
     The Company and its subsidiaries operate from leased premises in the United States, Asia Pacific and Europe with lease periods expiring through fiscal 2014. In April 2007, the Company entered into a lease extension through October 2013, and added additional office space to the lease for the corporate headquarters. This lease agreement includes a rent escalation clause of 4% per annual lease term through expiration in October 2013. The lease agreement includes leasehold improvement allowances in the amount of $0.7 million which is recorded as deferred rent and amortized as reductions to rent expense on a straight line basis over the remainder of the lease term. The lease agreement also includes a renewal period at the Company’s option for an additional 5 years at the then current fair market value. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.
     Future minimum lease payments under the Company’s noncancelable operating leases as of October 31, 2008 are as follows (in thousands):

Amount of
As of October 31, 2008:	Payments
Remainder of fiscal 2009	$1,144
Fiscal 2010	2,100
Fiscal 2011	1,988
Fiscal 2012	2,068
Fiscal 2013	2,151
Thereafter	1,118

Total future minimum lease payments	$10,569

     Rent expense under all operating leases was approximately $0.9 million and $0.7 million for the three months ended October 31, 2008, 2007, respectively, and $1.6 million and $1.3 million for the six months ended October 31, 2008 and 2007, respectively.

6. Indemnification and Warranties
     The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) the Company’s bylaws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (iii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, (iv) contracts under which the Company may be required to indemnify customers or resellers against third-party claims, including claims that a Company product infringes a patent, copyright or other intellectual property right, and (v) procurement, consulting, partner or license agreements under which the Company may be required to indemnify vendors, consultants, partners or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
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
     The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of October 31, 2008 or April 30, 2008.
7. Stockholders’ Equity
     Preferred Stock
     The following is a summary of the authorized, issued and outstanding preferred stock as of October 31, 2008 and April 30, 2008:

		Shares Issued
	Authorized	and
	Shares	Outstanding
Undesignated	10,000,000	—

Total	10,000,000	—

     The Company’s board of directors is authorized, subject to limitations prescribed by Delaware law, to issue at its discretion preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. The board of directors also can increase or decrease the number of authorized shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the Company’s stockholders.
     Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of October 31,
2008
Options available for future grant under the 2007 Equity Incentive Plan	3,374,499
Options outstanding under the stock option plans	7,442,038
ESPP shares reserved for future issuance	807,704

Total shares reserved	11,624,241

     Stock Plans
     2007 Equity Incentive Plan. In November 2007, the board of directors and the Company’s stockholders approved the 2007 Equity Incentive Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Incentive Plan and the 2002 Stock Plan on February 14, 2008, and any shares issued thereunder that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Equity Incentive Plan. An aggregate of 361,447 of such additional shares have become available for grant and issuance under the 2007 Equity Incentive Plan, for a total of 4,930,462 shares authorized for issuance as of the period ended October 31, 2008.
     2007 Employee Stock Purchase Plan. In November 2007, the board of directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. 1,000,000 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Employee Stock Purchase Plan.
     Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the six months ended October 31, 2008, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2008	4,366,192	6,687,045	5.43	7.89	$15,142

Options authorized	—	—	—
Options granted	(1,321,825)	1,321,825	8.34
Options exercised	—	(236,935)	2.64
Options canceled	329,897	(329,897)	8.18
Shares repurchased	235	—

Options outstanding as of October 31, 2008	3,374,499	7,442,038	5.91	7.57	3

Vested and expected to vest as of October 31, 2008, net of anticipated forfeitures		6,116,610	5.91	7.57	3

Vested and exercisable as of October 31, 2008		3,797,705	3.85	6.75	7,827

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.

     The following table summarizes additional information regarding outstanding options as of October 31, 2008:

	Options Outstanding		Options Vested and Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Exercise
	Number	Contractual	Number of	Price
Exercise Price	Outstanding	Life (Years)	Shares	per Share
$0.12-0.40	756,967	4.63	756,967	$0.21
$0.48-0.80	994,751	6.20	929,081	0.74
$4.00	720,658	6.66	592,423	4.00
$5.57-6.08	645,506	7.52	408,749	6.08
$6.65-6.80	1,381,475	8.23	663,606	6.80
$7.17-7.95	500,850	7.33	—	—
$8.00-8.95	845,987	9.14	1,512	8.30
$9.00-9.95	293,530	8.89	84,222	9.25
$10.00	1,257,939	8.91	361,145	10.00
$11.08-12.97	44,375	9.73	—	—

Total	7,442,038	7.57	3,797,705	$3.85

     Total intrinsic value of options exercised for the six months ended October 31, 2008 was $1.4 million, determined at the date of option exercise.
8. Stock-Based Compensation
     Adoption of SFAS 123R
     See Note 2 for a description of the Company’s adoption of SFAS 123(R) “Share-Based Payment, “ on May 1, 2006. During the three and six months ended October 31, 2008 and 2007, the Company recorded stock-based compensation as described below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Stock-based compensation under SFAS 123R	$1,276	$1,294	$2,380	$1,873
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	6	23	16	58
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	—	101	33	202
Stock-based compensation under Employee Stock Purchase Plan	243	—	499	—

Total	$1,525	$1,418	$2,928	$2,133

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Risk-free interest rate	3.34%	4.61%	3.27%	4.61%
Expected volatility	50.3%	56%	51.5%	56%
Expected life (years)	5.76 years	5.25 years	5.75 years	5.25 years
     Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $4.06 and $5.40 per share for the three months, and $4.26 and $5.40 per share for the six months ended October 31, 2008 and 2007, respectively. There were 648,625 and 1,127,052 options granted during the three months ended October 31, 2008 and 2007, respectively, and 1,321,825 and 1,127,052 options granted during the six months ended October 31, 2008 and 2007, respectively. There were no options granted during the three months ended October 31, 2007. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three and six months ended October 31, 2008 and 2007, as a result of the Company’s adoption of SFAS 123R, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Cost of maintenance revenues	$34	$31	$62	$40
Cost of services revenues	28	38	51	45

SFAS 123R expense included in cost of revenues	62	69	113	85
Operating expenses:
Research and development	221	396	427	458
Sales and marketing	682	666	1,334	1,110
General and administrative	311	163	506	220

SFAS 123R expense included in operating expenses	1,214	1,225	2,267	1,788

SFAS 123R expense included in net income	$1,276	$1,294	$2,380	$1,873

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     On September 25, 2008, in connection with the impending retirement and resignation of the Company’s former CEO, and in connection with his continued service as chairman of the Company’s board of directors, the Company agreed to accelerate the vesting on certain of his existing stock option grants to the extent that he continues as the chairman of the Company’s board of directors until September 30, 2009. As of October 31, 2008, the Company expects to record the remaining unrecognized stock-based compensation attributed to the modified grants of $0.3 million, ratably over the remaining service period ending September 30, 2009.
     As of October 31, 2008 and 2007, there was $13.1 million and $11.0 million, respectively, of total unrecognized stock based compensation expenses under SFAS 123R, net of estimated forfeitures, that the Company expects to amortize. As of October 31, 2008, total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.92 years.

     During the six months ended October 31, 2008, the Company granted 1,321,825 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $5.57 to $12.97 per share at a weighted-average per share price of $8.34.
     Employee Stock Purchase Plan
     In November 2007, the board of directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the effectiveness of the IPO on February 14, 2008. A total of 1,000,000 shares of the Company’s common stock were initially reserved for future issuance under the ESPP. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008.
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

	Three Months Ended	Six Months Ended
	October 31, 2008	October 31, 2008
Risk-free interest rate	1.80%	1.95%
Expected volatility	50.9%	51.9%
Expected term (in years)	0.54 years	0.56 years
     Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $2.61 and $2.69 per share for the three and six months ended October 31, 2008, respectively. For the three and six months ended October 31, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.5 million, respectively. As of October 31, 2008, there was $0.3 million of total unrecognized compensation expenses under SFAS 123R, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending March 15, 2009.
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
     As a result of management’s reassessment of the fair value of the Company’s common stock at the grant dates of options granted to purchase common stock in fiscal 2004 and 2005, deferred stock compensation has been recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FIN 28. Amortization of the deferred compensation was $6,000 and $23,000 for the three months ended October 31, 2008 and 2007, respectively, and $16,000 and $0.1 million for the six months ended October 31, 2008 and 2007, respectively. All options granted in and after fiscal 2006 were issued with exercise prices equal to the fair value.

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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of October 31, 2008 and 2007, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.
     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Total revenues by geography:
United States:
Products	$14,352	$10,679	$25,761	$19,589
Maintenance	7,161	5,367	13,519	9,708
Services	3,375	1,736	5,901	3,228

Total	24,888	17,782	45,181	32,525

EMEA:
Products	2,724	2,505	5,418	4,698
Maintenance	1,412	749	2,761	1,529
Services	546	299	1,019	610

Total	4,682	3,553	9,198	6,837

Asia Pacific:
Products	873	1,025	2,082	1,412
Maintenance	475	261	868	522
Services	99	119	282	256

Total	1,447	1,405	3,232	2,190

Other Americas:
Products	1,220	1,461	1,710	2,176
Maintenance	482	240	950	488
Services	116	187	227	282

Total	1,818	1,888	2,887	2,946

Total revenues	$32,835	$24,628	$60,498	$44,498

10. Income Taxes
     For the six months ended October 31, 2008, the Company recorded a provision for income taxes of $0.2 million. The effective tax rate for the six months ended October 31, 2008 was 31.0%, and was based on the Company’s estimated taxable income for the year, plus certain discrete items recorded during the period. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the six months ended October 31, 2007, the Company recorded a provision for income taxes of $0.3 million. The effective tax rate for the six months ended October 31, 2007 was (8.5%). The effective tax rate for the six months ended October 31, 2007 differs from the U.S. federal statutory rate primarily due to the Company’s inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the Company’s valuation allowance on its deferred tax assets, and to a lesser extent other non-deductible items such as state and foreign taxes.
     The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
11. Related-Party Transactions
     As of October 31, 2008, the Company had prepaid commission payments to certain employees in the Company’s sales and marketing organization, which amounted to approximately $49,000. These prepayments are properly reflected on the balance sheet as of October 31, 2008 under other prepaid expenses and current assets.
     The Company has previously entered into various agreements with M-Factor to provide event planning and hosting of the Company’s corporate events. A member of the Company’s board of directors is also a director and 10% shareholder of M-Factor. For the three months ended October 31, 2008 and 2007, the Company recorded expenses of approximately $374,000 and $686,000, respectively related to such activities. For the six months ended October 31, 2008 and 2007, the Company recorded expenses of approximately $1,057,000 and $1,375,000, respectively related to such activities. All such activities were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

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
     We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $101.5 million in fiscal 2008, and were $60.5 million in the first half of our fiscal 2009.
     In February 2008, we completed our IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2008. We generated $4.5 million in cash from our operating activities during the six months ended October 31, 2008, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of October 31, 2008, we had cash and cash equivalents and accounts receivable of $98.9 million, and an aggregate of $16.0 million in accounts payable and accrued liabilities.
Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Sales of ESM Platform and Appliance Products to New Customers. The market for compliance and security management software solutions is rapidly expanding, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM platform in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, licenses for the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific compliance and security issues and business risks. In addition, customers may purchase our Logger appliances to address their log archiving needs. Our continued growth in new customers is due in large part to our products sold in an appliance form factor, which is the preferred packaging for our channel partners and mid-market companies. Our growth depends on our ability to sell our products to new customers.
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
     Development of an Expanded Channel Network for Our Products. We currently sell our products primarily through our direct sales force, although we do sell to government purchasers and internationally through resellers and systems integrators. We believe further development of our sales channel will assist us in penetrating the mid-market, particularly as we expand our appliance-based offerings. In addition, it is likely that new appliance-based products that we develop will be sold more effectively through resellers and, if we are successful in introducing these new products, we will become more dependent on the development of an effective channel network. Further, motivating our channel partners to promote our products will be a key factor in the success of this strategy.
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
     Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions increased revenues in the six months ended October 31, 2008 and 2007, by $0.5 million and $1.5 million, respectively. In each case, the net impact caused our fiscal period-to-period revenue growth rate to appear lesser or greater, as applicable, than it otherwise would. As of October 31, 2008 and April 30, 2008, deferred revenues included $2.0 million and $2.5 million, respectively, related to transactions such as these.
     In addition, if we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met, which are sometimes referred to as net-down adjustments. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered.

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
     As of October 31, 2008 and April 30, 2008, deferred product revenues were $10.0 million and $13.6 million, respectively. Included in deferred product revenues as of October 31, 2008 and April 30, 2008 was $1.7 million and $2.2 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of October 31, 2008 and April 30, 2008 was $8.3 million and $11.4 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of October 31, 2008 and April 30, 2008, deferred product revenues of $10.0 million and $13.6 million, respectively, were reduced by net-down adjustments of $6.0 million and $3.3 million, respectively. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
     Maintenance Revenues
     Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel and content. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance—standard and, for customers that require 24-hour coverage seven days a week, premium. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are deferred at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.
     As of October 31, 2008, deferred maintenance revenues were $26.2 million, of which $21.9 million represented current deferred maintenance revenues. As of April 30, 2008, deferred maintenance revenues were $24.3 million, of which $20.0 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of October 31, 2008 and April 30, 2008, the deferred maintenance revenues of $26.2 million and $24.3 million, respectively, were reduced by net-down adjustments of $2.3 million and $1.5 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
     Services Revenues
     Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. During fiscal 2009, we entered into an increasing number of service engagements to staff and manage the security operation centers, or SOCs, of certain large customers. These SOC engagements are typically longer in duration than other services engagements and support the day to day monitoring of customer SOC environments. Professional services are not essential to the functionality of the associated software products. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.
     As of October 31, 2008 and April 30, 2008, deferred service revenues were $3.3 million and $3.4 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of October 31, 2008 and April 30, 2008, the deferred service revenues of $3.3 million and $3.4 million, respectively were reduced by net-down adjustments of $1.0 million and $0.7 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     Provision for Income Taxes. For the three and six months ended October 31, 2008, we recorded a provision for income taxes of $0.8 million and $0.2 million, respectively. The effective tax rate for the three and six months ended October 31, 2008 was 30.1% and 31.0%, and is based on our projected taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible Statement of Financial Accounting Standards, or SFAS, No. 123(R) (revised 2004), Share-Based Payment, or SFAS 123R, stock-based compensation expenses, offset by the use of tax operating loss carry-forwards and tax credits.
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
     We derive revenues primarily from three sources: (i) sales of our software and hardware products, (ii) fees for maintenance to provide unspecified upgrades and customer technical support, and (iii) fees for services, including professional services for product installation, implementation, staffing and management services for SOCs and training. Our appliance products contain software that is more than incidental to the functionality of the product. In accordance with SOP 97-2, we recognize revenues when the following conditions have been met:
•	persuasive evidence of an arrangement exists;

•	the fee is fixed or determinable;

•	product delivery has occurred or services have been rendered; and

•	collection is considered probable.
     We typically use a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of our shrinkwrap or end-user license agreement as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or forfeiture, concession or other adjustment. We do not generally grant rights of return or price protection to our distribution partners or end users, other than limited rights of return during the warranty period in some cases. We use shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify product delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance is considered to occur on a straight-line basis ratably over the life of the contract. We consider probability of collection based on a number of factors, such as creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. We do not require, nor do we request, collateral from customers. If we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. A net-down adjustment may be recorded in cases where, sales transactions have been invoiced but are recognized on cash receipt, for invoiced but unpaid sales transactions related to post-contract customer support obligations for which the term has not commenced, or for invoiced but unpaid service engagements where services have not yet been provided. Net-down adjustments decrease both accounts receivable and deferred revenue. Any such transactions included in accounts receivable and deferred revenue at period end are reflected on the balance sheet on a net basis.
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

     For sales to direct end-users and channel partners, we recognize product revenue once either we or our channel partner has a contractual agreement in place and upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, when delivery is to be made to a reseller upon the request of either the end-user or the reseller, and when all other criteria for revenue recognition have been met, it is our practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. This refinement to our revenue recognition policy had no impact on revenue recorded for the current or prior periods. For end-users, resellers and systems integrators, we generally have no significant obligations for future performance such as rights of return or pricing credits.
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
     Stock-Based Compensation
     Prior to May 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We amortize deferred stock-based compensation using the multiple option method as prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We amortized deferred stock-based compensation of $16,000 and $0.1 million for the six months ended October 31, 2008 and 2007, respectively.
     Effective May 1, 2006, we adopted SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we will continue to apply Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, or APB 25, in future periods to unvested equity awards outstanding at the date of adoption of SFAS 123R that were measured using the minimum value method. In addition, we are continuing to amortize those awards granted prior to May 1, 2006 utilizing an accelerated amortization schedule. In accordance with SFAS 123R, we will recognize the compensation cost of employee stock-based awards granted subsequent to April 30, 2006 in the statement of operations using the straight-line method over the vesting period of the award.
     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for the three and six months ended October 31, 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Since the IPO, the expected volatility of options granted has been determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and our historical volatility. The weighted-average expected volatility for options granted for the three months ended October 31, 2008 and 2007 was 50.3% and 56.0%, respectively. The weighted-average expected volatility for options granted for the six months ended October 31, 2008 and 2007 was 51.5% and 56.0%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended October 31, 2008 and 2007 was 5.76 years and 5.25 years, respectively. The weighted-average expected life of options granted for the six months ended October 31, 2008 and 2007 was 5.75 years and 5.25 years, respectively. For the three months ended October 31, 2008 and 2007, the weighted-average risk-free interest rate used was 3.34% and 4.61%, respectively. For the six months ended October 31, 2008 and 2007, the weighted-average risk-free interest rate used was 3.27% and 4.61%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for the three and six months ended October 31, 2008 and 2007, in determining the expense recorded in our consolidated statement of operations.
     We recorded expense of $1.3 million for both the three months ended October 31, 2008 and 2007, and $2.4 million and $1.9 million for the six months ended October 31, 2008 and 2007, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of October 31, 2008, unrecognized stock-based compensation expense of non-vested stock options was $13.1 million, which is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective upon the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three and six months ended October 31, 2008, we recorded stock-based compensation expense associated with the ESPP of $0.2 million and $0.5 million, respectively. As of October 31, 2008, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.3 million.
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
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of October 31, 2008, we had one customer and one reseller that accounted for 10% and 16%, respectively, of our net accounts receivable.
     Accounting for Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and APB No. 28, Interim Financial Reporting, or APB 28. Beginning in fiscal 2009, and for the period ended October 31, 2008, based in part on historical evidence, trends in profitability and current expectations of future taxable net income, we transitioned from using the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FIN 18, as amended by SFAS 109, to determining our tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB 28. Significant components affecting the tax rate for fiscal 2009 include the utilization of net operating losses, research and development credits, foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
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

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:
Products	58.4%	63.6%	57.8%	62.7%
Maintenance	29.0	26.9	29.9	27.5
Services	12.6	9.5	12.3	9.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Products	5.6	4.6	5.8	4.1
Maintenance	5.1	5.6	5.5	5.9
Services	7.3	5.5	7.3	5.5

Total cost of revenues	18.0	15.7	18.6	15.5

Gross margin	82.0	84.3	81.4	84.5
Operating expenses:
Research and development	16.5	19.7	17.8	20.5
Sales and marketing	43.7	51.5	48.3	55.3
General and administrative	14.8	14.1	15.2	15.7

Total operating expenses	75.0	85.3	81.3	91.5

Income (loss) from operations	7.0%	(1.0)%	0.1%	(7.0)%

Comparison of the Three Months Ended October 31, 2008 and 2007
Revenues
     Revenues for the three months ended October 31, 2008 and 2007 was as follows (in thousands, except percentages):

	Three Months Ended October 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$19,169	$15,670	$3,499	22.3%
Percentage of total revenues	58.4%	63.6%
Maintenance	9,530	6,617	2,913	44.0%
Percentage of total revenues	29.0%	26.9%
Services	4,136	2,341	1,795	76.7%
Percentage of total revenues	12.6%	9.5%

Total revenues	$32,835	$24,628	$8,207	33.3%

     Product Revenues. Product revenues for the three months ended October 31, 2008 included revenues of $9.9 million from 53 new customers and revenues of $9.3 million from existing customers. New customer revenues for the three months ended October 31, 2008 increased by $3.1 million compared to new customer revenues for the three months ended October 31, 2007. Existing customer revenues for the three months ended October 31, 2008 increased by $0.4 million compared to existing customer revenues for the three months ended October 31, 2007. There was a net recognition of $0.2 million and $0.6 million of product revenues in the three months ended October 31, 2008 and 2007, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of October 31, 2008, deferred product revenues included $1.7 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”

     Maintenance Revenues. Maintenance revenues increased $2.9 million for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $1.8 million for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, as a result of increased service billings to a larger installed base of customers. In addition, the increase was due to a greater number of SOC engagements entered into during the period, which are typically larger and are longer in duration than other services engagements.
     Geographic Regions. We sell our product in three geographic regions: Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Americas	$26,706	$19,670	$7,036	35.8%
Percentage of total revenue	81.3%	79.9%
EMEA	4,682	3,553	1,129	31.8%
Percentage of total revenue	14.3%	14.4%
Asia Pacific	1,447	1,405	42	3.0%
Percentage of total revenue	4.4%	5.7%

Total revenue	$32,835	$24,628	$8,207	33.3%

     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$1,844	$1,130	$714	63.2%
Maintenance	1,663	1,381	282	20.4%
Services	2,387	1,362	1,025	75.3%

Total cost of revenues	$5,894	$3,873	$2,021	52.2%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	October 31,
	2008	2007
Gross margin
Products	$17,325	$14,540
Percentage of product revenues	90.4%	92.8%
Maintenance	7,867	5,236
Percentage of maintenance revenues	82.5%	79.1%
Services	1,749	979
Percentage of services revenues	42.3%	41.8%

Total gross margin	$26,941	$20,755
Percentage of total revenues	82.0%	84.3%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $0.7 million for the three months ended October 31, 2008, primarily due to increased Logger appliance cost of goods of $0.6 million related to increased Logger appliance sales, as well as a $0.1 million increase related to royalty obligations associated with product cost of goods sold. Product gross margin decreased by 2.4% as a percentage of product revenues for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, due to increased sales of lower margin Logger appliance products and increases in royalty fees related to increased sales of products that include licensed technology.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.3 million for the three months ended October 31, 2008 compared to the three months ended October 31, 2007 due primarily to increased compensation-related expense of $0.2 million related to increased headcount in our technical support organization, and increases in third-party royalty support and maintenance expenses of $0.1 million. Maintenance gross margin increased by 3.4% as a percentage of maintenance revenues for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $1.0 million for the three months ended October 31, 2008 compared to the three months ended October 31, 2007 due to increased compensation-related expense of $0.3 million related to increased head count and cost per employee. In addition, there was an increase in the use of third party contractors and external consultants of $0.5 million, and an increase in travel and entertainment expense of $0.1 million. Services gross margin remained relatively unchanged increasing by 0.5% as a percentage of services revenues for the three months ended October 31, 2008 compared to the three months ended October 31, 2007. This increase was due primarily to an increase in employee productivity in relation to revenue growth.

     Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Research and development	$5,423	$4,847	$576	11.9%
Percentage of total revenues	16.5%	19.7%
Sales and marketing	14,355	12,688	1,667	13.1%
Percentage of total revenues	43.7%	51.5%
General and administrative	4,863	3,468	1,395	40.2%
Percentage of total revenues	14.8%	14.1%

Total operating expenses	$24,641	$21,003	$3,638	17.3%
Percentage of total revenues	75.0%	85.3%

     Research and Development Expenses. The increase in research and development expenses for the three months ended October 31, 2008 of $0.6 million, compared to the three months ended October 31, 2007, was primarily attributable to an increase of $0.7 million in compensation-related expense, associated with an increase in research and development personnel from 96 to 108 at the respective period ends, offset by a reduction in stock-based compensation expense of $0.2 million. In addition, facilities expense increased by $0.1 million.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended October 31, 2008 of $1.7 million compared to the three months ended October 31, 2007 was primarily attributable to an increase of $1.1 million in compensation-related expense associated with an increase in sales and marketing personnel from 110 to 134 at the respective period ends. The increase also included an increase related to stock-based compensation expense of $0.1 million.. In addition, travel and entertainment expenses increased by $0.2 million, marketing program expenses increased by $0.1 million, and facilities expenses increased $0.1 million. Sales and marketing expense as a percentage of total revenue decreased by 7.8% for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, due primarily to recording revenue for a large transaction during the current period, where we recorded the related commission expense during the fourth quarter of fiscal 2008, and to a lesser extent because sales commissions were lower as a result of changes in compensation plan structure.
     General and Administrative Expenses. The increase in general and administrative expenses of $1.4 million for the three months ended October 31, 2008, compared to the three months ended October 31, 2007 was primarily associated with an increase of $0.5 million in compensation-related expense, partially due to an increase in general and administrative personnel from 40 to 50 at the respective period ends. The increase also included an increase of $0.2 million in stock-based compensation expense, an increase in outside consulting expense of $0.2 million, an increase in professional service expenses of $0.2 million, an increase in bad debt expense of $0.1 million and an increase in liability insurance premium expense of $0.1 million.

     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Interest income	$351	$116	$235	202.6%
Percentage of total revenues	1.1%	0.5%
Other expense, net	(11)	(95)	84	88.4%
Percentage of total revenues	(0.0)%	(0.4)%
Provision for income taxes	795	139	656	471.9%
Percentage of total revenues	2.4%	0.5%

Total non-operating expenses	$1,135	$160	$975	609.4%
Percentage of total revenues	3.5%	0.6%

     Interest Income. The increase in interest income of $0.2 million for the three months ended October 31, 2008, compared to the three months ended October 31, 2007, was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO. The increase was offset by lower interest rates during the three months ended October 31, 2008.
     Other Income (Expense), Net. The increase in other income (expense) of $0.1 million, net for the three months ended October 31, 2008 compared to the three months ended October 31, 2007 was primarily attributed to a reduction in interest expense related to capitalized software licenses, offset by foreign currency gains.
     Provision for Income Taxes. For the three months ended October 31, 2008, we recorded a provision for income taxes of $0.8 million. The effective tax rate for the three months ended October 31, 2008 is 30.1%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the three months ended October 31, 2007, we recorded a provision for income taxes of $0.1 million primarily related to foreign corporate income taxes. The effective tax rate for the three months ended October 31, 2007 was (4.2%). The effective tax rate for the second quarter of fiscal 2007 differs from the U.S. federal statutory rate primarily due to our inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the Company’s valuation allowance on its deferred tax assets, and to a lesser extent other non-deductible items such as state and foreign taxes.
Comparison of the Six Months Ended October 31, 2008 and 2007
Revenues
     Revenues for the six months ended October 31, 2008 and 2007 was as follows (in thousands, except percentages):

	Six Months Ended October 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$34,971	$27,875	$7,096	25.5%
Percentage of total revenues	57.8%	62.7%
Maintenance	18,098	12,247	5,851	47.8%
Percentage of total revenues	29.9%	27.5%
Services	7,429	4,376	3,053	69.8%
Percentage of total revenues	12.3%	9.8%

Total revenues	$60,498	$44,498	$16,000	36.0%

     Product Revenues. Product revenues for the six months ended October 31, 2008 included revenues of $17.8 million from 100 new customers and revenues of $17.2 million from existing customers. New customer revenues for the six months ended October 31, 2008 increased by $6.5 million compared to new customer revenues for the six months ended October 31, 2007. Existing customer revenues for the six months ended October 31, 2008 increased by $0.6 million compared to existing customer revenues for the six months ended October 31, 2007. There was a net recognition of $0.5 million and $1.4 million of product revenues in the six months ended October 31, 2008 and 2007, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of October 31, 2008, deferred product revenues included $1.7 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $5.9 million for the six months ended October 31, 2008, compared to the six months ended October 31, 2007, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $3.1 million for the six months ended October 31, 2008, compared to the six months ended October 31, 2007, as a result of increased service billings to a larger installed base of customers. In addition, the increase was due to a greater number of SOC engagements entered into during the period, which are typically longer in duration than other services engagements.
     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and Asia Pacific. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Six Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Americas	$48,068	$35,471	$12,597	35.5%
Percentage of total revenue	79.5%	79.7%
EMEA	9,198	6,837	2,361	34.5%
Percentage of total revenue	15.2%	15.4%
Asia Pacific	3,232	2,190	1,042	47.6%
Percentage of total revenue	5.3%	4.9%

Total revenue	$60,498	$44,498	$16,000	36.0%

     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Products	$3,499	$1,814	$1,685	92.9%
Maintenance	3,294	2,627	667	25.4%
Services	4,430	2,440	1,990	81.6%

Total cost of revenues	$11,223	$6,881	$4,342	63.1%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Six Months Ended
	October 31,
	2008	2007
Gross margin
Products	$31,472	$26,061
Percentage of product revenues	90.0%	93.5%
Maintenance	14,804	9,620
Percentage of maintenance revenues	81.8%	78.5%
Services	2,999	1,936
Percentage of services revenues	40.4%	44.2%

Total gross margin	$49,275	$37,617
Percentage of total revenues	81.4%	84.5%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.7 million for the six months ended October 31, 2008 primarily due to increased Logger appliance cost of goods of $1.3 million related to increased Logger appliance sales, as well as a $0.3 million increase related to royalty obligations associated with product cost of goods sold. Product gross margin decreased by 3.5% as a percentage of product revenues for the six months ended October 31, 2008 compared to the six months ended October 31, 2007 due in part to increased sales of lower margin Logger appliance products and increases in royalty fees related to increased sales of products that include licensed technology.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.7 million for the six months ended October 31, 2008 compared to the six months ended October 31, 2007 due primarily to increased compensation-related expense of $0.4 million related to increased head count in our technical support organization, and increases in third-party royalty support and maintenance expenses of $0.3 million. Maintenance gross margin increased by 3.3% as a percentage of maintenance revenues for the six months ended October 31, 2008 compared to the six months ended October 31, 2007 due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $2.0 million for the six months ended October 31, 2008 compared to the six months ended October 31, 2007 due to increased compensation-related expense of $0.8 million related to increased head count and cost per employee. Additionally, use of third party contractors and external consultants increased by $0.4 million, training and materials expense increased by $0.4 million and travel and entertainment expense increased by $0.1 million. Services gross margin decreased by 3.8% as a percentage of services revenues for the six months ended October 31, 2008 compared to the six months ended October 31, 2007, due primarily to an increase in headcount and related cost per employee, offset by increased employee productivity in relation to revenue growth.

     Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Research and development	$10,738	$9,107	$1,631	17.9%
Percentage of total revenues	17.8%	20.5%
Sales and Marketing	29,223	24,607	4,616	18.8%
Percentage of total revenues	48.3%	55.3%
General and administrative	9,212	6,988	2,224	31.8%
Percentage of total revenues	15.2%	15.7%

Total operating expenses	$49,173	$40,702	$8,471	20.8%
Percentage of total revenues	81.3%	91.5%

     Research and Development Expenses. The increase in research and development expenses for the six months ended October 31, 2008 of $1.6 million compared to the six months ended October 31, 2007 was primarily attributable to an increase of $1.4 million in compensation-related expense, associated with an increase in research and development personnel from 96 to 108 at the respective period ends, an increase in outside consulting expense of $0.1 million, and to an increase of facilities-related expense of $0.1 million as a result of our expansion of our headquarters in Cupertino, California.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended October 31, 2008 of $4.6 million compared to the six months ended October 31, 2007, was primarily attributable to an increase of $3.0 million in compensation-related expense associated with an increase in sales and marketing personnel from 110 to 134 at the respective period ends. The increase also included an increase of $0.4 million as a result of an increase in stock-based compensation expense. In addition, travel and entertainment expenses increased by $0.6 million, marketing program expenses increased by $0.4 million, and facilities expenses increased $0.1 million. Sales and marketing expense as a percentage of total revenue decreased by 7.0% for the six months ended October 31, 2008 compared to the six months ended October 31, 2007, due primarily to lower sales commissions as a result of changes in compensation plan structure, and to a lesser extent because we recorded revenue for a large transaction during the current period, where we recorded the related commission expense during the fourth quarter of fiscal 2008..
     General and Administrative Expenses. The increase in general and administrative expenses of $2.2 million for the six months ended October 31, 2008, compared to the six months ended October 31, 2007, was primarily associated with an increase of $1.3 million in compensation-related expense, and an increase in professional service expenses of $0.5 million and an increase in liability insurance premium expense of $0.2 million.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Six Months Ended
	October 31,
	2008	2007	Change in Dollars	Change in Percent
Interest income	$755	$264	$491	186.0%
Percentage of total revenues	1.3%	0.6%
Other expense, net	(110)	(224)	114	(50.9)%
Percentage of total revenues	(0.2)%	(0.5)%
Provision for income taxes	232	257	(25)	(9.7)%
Percentage of total revenues	0.4%	0.6%

Total non-operating expenses	$877	$297	$580	195.3%
Percentage of total revenues	1.4%	0.7%

     Interest Income. The increase in interest income of $0.5 million for the six months ended October 31, 2008 compared to the six months ended October 31, 2007 was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO. The increase was offset by lower interest rates during the six months ended October 31, 2008..
     Other Income (Expense), Net. The decrease in other income (expense) of $0.1 million, net for the six months ended October 31, 2008 compared to the six months ended October 31, 2007 was primarily a result of a reduction in interest expense related to capitalized software licenses, offset by a reduction in foreign currency losses.
     Provision for Income Taxes. For the six months ended October 31, 2008, we recorded a provision for income taxes of $0.2 million. The effective tax rate for the six months ended October 31, 2008 is 31.0%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the six months ended October 31, 2007, we recorded a cumulative provision for income taxes of $0.3 million, primarily related to foreign corporate income taxes. The cumulative effective tax rate for the six months ended October 31, 2007 was (8.5%). The effective tax rate for the six months ended October 31, 2007 differs from the U.S. federal statutory rate primarily due to our inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the Company’s valuation allowance on its deferred tax assets, and to a lesser extent other non-deductible items such as state and foreign taxes.
Liquidity and Capital Resources
     From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2008, and generated $4.5 million of cash from our operating activities during the six months ended October 31, 2008 compared to generating $3.8 million of cash from our operating activities for the six months ended October 31, 2007. We generally expect to continue generating positive operating cash flows on an annual basis. Although, there may be individual quarters in which we use cash as a result of the timing of receipts or payments. In February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.
     At October 31, 2008, we had cash and cash equivalents totaling $75.7 million and accounts receivable of $23.2 million, compared to $71.9 million of cash and cash equivalents and $26.7 million of accounts receivable at April 30, 2008.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	October 31,
	2008	2007
Net cash provided by operating activities	$4,508	$3,819
Net cash used in investing activities	(1,634)	(2,714)
Net cash provided by (used in) financing activities	1,062	(2,136)
     Operating Activities
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
     We generated $4.5 million of cash from operating activities during the six months ended October 31, 2008, primarily as a result of a $3.4 million decrease in accounts receivable due to strong collections efforts partially attributed to our relatively high accounts receivable balance as of April 30, 2008, a $1.7 million decrease in prepaid expenses, an increase of $1.2 million in other accrued liabilities and an increase in accounts payable of $0.2 million, offset by a decrease in accrued compensation and benefits of $5.3 million related to payments of sales commissions and performance bonuses earned in fiscal 2008, and reduction in deferred revenue of $1.8 million. In addition, we had a net income of $0.5 million for this period, which included non-cash charges of $2.9 million for stock-based compensation expense and $1.6 million of depreciation and amortization.
     We generated $3.8 million of cash from operating activities during the six months ended October 31, 2007, primarily as a result of a $1.4 million decrease in accounts receivable due to strong collections, a $1.0 million decrease in prepaid expenses, a $1.0 million increase in other accrued liabilities, and a $3.7 million increase in deferred revenues, offset by a $1.8 million decrease in our accrued compensation and benefits as a result of our payment of sales commissions and performance bonuses earned during fiscal 2007, and further offset by a $1.5 million decrease in our accounts payable due to the timing of our payment obligations. In addition, we reported a net loss of $3.3 million for this period, which included non-cash charges of $2.1 million for stock-based compensation expense and $1.1 million of depreciation and amortization charges.
     Investing Activities
     During the six months ended October 31, 2008 and 2007, we used $1.6 million and $2.7 million in cash, respectively, for investing activities, all of which was related to capital expenditures associated with computer equipment and furniture and fixtures in support of the expansion of our infrastructure and work force.
     Financing Activities
     During the six months ended October 31, 2008, we generated $1.1 million of cash from financing activities, comprised primarily of $2.0 million from net proceeds from the exercise of stock options, offset by $1.0 million in payments for prepaid software licenses used as a component in our product sales. During the six months ended October 31, 2007, cash used in financing activities was $2.1 million, comprised primarily of $1.0 million in payments for prepaid licenses for software used as a component in some of our products, and $1.9 million in payments related to our IPO preparation costs, offset by $0.8 million from net proceeds from the exercise of stock options.
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

Off-Balance Sheet Arrangements
     As of October 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less.
     The following table is a summary of our contractual obligations as of October 31, 2008:

	Payments Due by Period
		Remainder
	Total	of FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
	(in thousands)
Operating lease obligations	$10,569	$1,144	$2,100	$1,988	$2,068	$3,269
Accrued contractual obligations	1,231	1,068	160	3	—	—

Total	$11,800	$2,212	$2,260	$1,991	$2,068	$3,269

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
     Interest Rate Risk. Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash and cash equivalents totaling $75.7 million as of October 31, 2008, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.
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
     Based on the aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     We launched our ESM products in January 2002 and our first Logger product in December 2006. Because we have a limited operating history, and the market for our products is rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $0.5 million for the six months ended October 31, 2008, we do have a history of losses from operations, incurring losses from operations of $1.3 million, $0.3 million, and $16.8 million for the fiscal years ended April 30, 2008, 2007, and 2006, respectively. As of October 31, 2008, our accumulated deficit was $46.2 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand our channel sales program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
     Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance.
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
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	the timing of satisfying revenue recognition criteria, including establishing VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector, which may cause seasonal variation as our business and the market for compliance and security management software solutions matures;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as financial services and retail, such as the recent deterioration in global and U.S. economic and financial market conditions; and

•	the impact of FIN 48, a recently adopted accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM product and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM product involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, customer uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. In addition, we have less experience with sales of Logger and our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and the value of our products, including their technical capabilities and potential cost savings to the organization. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
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
     We introduced our first Logger product in fiscal 2007. Prior to June 2006, we offered only software products and related services, and as a result have less experience with sales of appliance-based products than we have with our flagship ESM products. Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes with which we have less experience. For example, if we fail to accurately predict demand and maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. In addition, we use a single source for manufacture and fulfillment of our appliance products and if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period. If we underestimate warranty claims for our appliance products, our operating expenses may be higher than we anticipate, which in turn may adversely affect our results of operations. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. Because our appliance products are new, we have less experience with warranty claims, resulting in limited ability to forecast warranty expense. If we are unable to successfully perform these functions or develop a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed.

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
     Another source of competition is represented by the custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. Many companies, in particular large corporate enterprises, have developed internally software that is an alternative to our enterprise compliance and security management and log archiving products. Wide adoption of our Common Event Format, which we are promoting as a standard for event logs generated by security and other products, may facilitate this internal development. It may also allow our competitors to offer products with a degree of compatibility similar to ours or may facilitate new entrants into our business. New competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources and experience. If these new competitors are successful, we would lose market share and our revenues would likely decline.
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
     Some of our customers have outsourced the management of their IT departments or the network security operations function to large systems integrators or managed security service providers, or MSSPs. If this trend continues, our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by systems integrators or MSSPs. Significant product displacements could impact our revenues and have a negative effect on our business. While to date we have developed a number of successful relationships with MSSPs, they may develop or acquire their own technologies rather than purchasing our products for use in provision of managed security services.
     Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the six months ended October 31, 2008 and in fiscal years ended April 30, 2008, 2007 and 2006 we derived 20%, 20%, 32% and 38% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
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
     Our government contracts may limit our ability to move development activities overseas and to source components from some countries, which may impair our ability to optimize our product development costs and compete for non-government contracts.
     Increasingly, product development and component sourcing are being shifted to lower-cost countries, such as India and China. However, some contracts with U.S. government agencies require that at least 50% of the components of each of our products be of U.S. origin or that each product be substantially transformed in the U.S. or in a country on the U.S. government’s list of designated countries. Consequently, our ability to optimize our product development by conducting it overseas and to lower our costs of goods sold by sourcing from lower cost regions may be hampered. Some of our competitors do not rely on contracts with the U.S. government to the same degree as we do and may develop product or source components offshore, or may have the scale to permit them to separately source versions of their competing products for sale to customers other than U.S. government agencies. If we are unable to develop product or source components as cost-effectively as our competitors, our ability to compete for our non-government customers may be reduced and our customer sales may decline, resulting in decreased revenues.
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
     In the six months ended October 31, 2008 and in fiscal years ended April 30, 2008, 2007 and 2006, we derived 25%, 33%, 23% and 21% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Canada, China, France, Germany, Hong Kong, India, Japan, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and propriety information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have six issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never issue at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 287 employees as of April 30, 2007 to 385 employees as of October 31, 2008. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
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
     We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC beginning with our annual report for our fiscal year ending April 30, 2009 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
     Our products incorporate encryption technology and may be exported outside the U.S. only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our products, including new releases of our products, may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether. In addition, various countries regulate the import of our appliance-based products and have enacted laws that could limit our ability to distribute products or could limit our customers’ ability to implement our products in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by existing customers with international operations, declining adoption of our products by new customers with international operations and decreased revenues. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties and our products may be denied entry into other countries.
Risks Related to Ownership of Our Common Stock
     Our stock price may be volatile or may decline regardless of our operating performance.
     The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the recent unprecedented volatility in the financial markets;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
     In addition, the stock markets, and in particular The NASDAQ Global Market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly technology companies. Broad market fluctuations such as these may have and could continue to adversely affect the market price of our common stock. Even prior to the recent unprecedented volatility in the financial markets, stock prices of many technology companies had fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.
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
     Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 50% of our outstanding common stock as of December 1, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through October 31, 2008, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on September 25, 2008. At the meeting, our stockholders voted on the two proposals described below. All three of our board nominees were elected under Proposal No. 1, and (the ratification of our independent registered public accounting firm) was approved under Proposal No. 2. Our stockholders voted as follows:
     Proposal No. 1: The election of three Class I directors to serve on our board of directors, each to serve until our annual meeting of stockholders to be held in 2011 and until his or her successor is elected and qualified, or until his or her death, resignation or removal:

Nominee	For	Withheld
William P. Crowell	22,260,922	38,766
Scott A. Ryles	21,855,595	444,093
Ted Schlein	22,276,097	23,591
     In addition, the following directors’ term of office continued after the annual meeting: Sandra Bergeron, E. Stanton McKee, Jr., Craig Ramsey, Thomas Reilly, Robert W. Shaw and Ernest von Simson. Ms. Bergeron and Messrs. Ramsey and von Simson are

Class II directors, whose term of office will expire at our annual meeting of stockholders to be held in 2009. Messrs. McKee, Reilly and Shaw are Class III directors, whose term of office will expire at our annual meeting of stockholders to be held in 2010.
     Proposal No. 2: Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2009:

For	Against	Abstain	Broker Non-Votes
22,278,067	15,831	5,790	0
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Description of compensation arrangement with Thomas J. Reilly, effective October 1, 2008.	8-K	001-33923	†	9/9/2008

10.02	Description of compensation arrangement with Robert W. Shaw, effective October 1, 2008.	8-K	001-33923	‡	9/26/2008

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

†	Please see Item 5.02 of the Form 8-K for the description of compensation arrangement with Thomas J. Reilly, effective October 1, 2008.

‡	Please see Item 5.02 of the Form 8-K for the description of compensation arrangement with Robert W. Shaw, effective October 1, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.

Date: December 11, 2008	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
President and Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2008	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Description of compensation arrangement with Thomas J. Reilly, effective October 1, 2008.	8-K	001-33923	†	9/9/2008

10.02	Description of compensation arrangement with Robert W. Shaw, effective October 1, 2008.	8-K	001-33923	‡	9/26/2008

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

†	Please see Item 5.02 of the Form 8-K for the description of compensation arrangement with Thomas J. Reilly, effective October 1, 2008.

‡	Please see Item 5.02 of the Form 8-K for the description of compensation arrangement with Robert W. Shaw, effective October 1, 2008.