Form 10-Q
period 2009-01-31
ArcSight Inc
filed 2009-03-12
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of March 1, 2009: 31,728,078 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended January 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	January 31,	April 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,891	$71,946
Accounts receivable, net of allowance for doubtful accounts of $278 and $133, respectively	22,223	26,658
Other prepaid expenses and current assets	3,176	5,565

Total current assets	108,290	104,169
Property and equipment, net	4,749	4,834
Goodwill	5,746	5,746
Acquired intangible assets, net	1,530	2,161
Other long-term assets	1,391	1,669

Total assets	$121,706	$118,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,230	$3,115
Accrued compensation and benefits	7,757	11,864
Other accrued liabilities	6,485	5,967
Deferred revenues, current	33,524	36,512

Total current liabilities	48,996	57,458
Deferred revenues, non-current	3,970	4,754
Other long-term liabilities	1,687	1,598

Total liabilities	54,653	63,810
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 31,629,422 and 31,022,190 issued and outstanding as of January 31, 2009 and April 30, 2008, respectively	—	—
Additional paid-in capital	108,531	101,574
Deferred stock-based compensation	—	(53)
Accumulated other comprehensive loss	(349)	(45)
Accumulated deficit	(41,129)	(46,707)

Total stockholders’ equity	67,053	54,769

Total liabilities and stockholders’ equity	$121,706	$118,579

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues:
Products	$21,775	$17,698	$56,746	$45,573
Maintenance	10,004	7,380	28,102	19,627
Services	4,613	2,593	12,042	6,969

Total revenues	36,392	27,671	96,890	72,169

Cost of revenues:
Products	2,637	1,487	6,136	3,301
Maintenance(1)	1,637	1,456	4,931	4,083
Services(1)	2,587	1,454	7,017	3,894

Total cost of revenues	6,861	4,397	18,084	11,278

Gross profit	29,531	23,274	78,806	60,891
Operating expenses(1):
Research and development	5,201	5,063	15,939	14,170
Sales and marketing	12,298	12,760	41,521	37,367
General and administrative	4,943	2,939	14,155	9,927

Total operating expenses	22,442	20,762	71,615	61,464

Income (loss) from operations	7,089	2,512	7,191	(573)
Interest income	154	158	909	422
Other income and (expense), net	3	(60)	(107)	(284)

Income (loss) before provision for income taxes	7,246	2,610	7,993	(435)
Provision for income taxes	2,183	257	2,415	514

Net income (loss)	$5,063	$2,353	$5,578	$(949)

Net income (loss) per common share, basic	$0.16	$0.22	$0.18	$(0.09)

Net income (loss) per common share, diluted	$0.15	$0.09	$0.17	$(0.09)

Shares used in computing basic net income (loss) per common share	31,499	10,829	31,115	10,609

Shares used in computing diluted net income (loss) per common share	33,494	27,458	33,324	10,609

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$56	$24	$156	$62
Cost of services revenues	34	23	106	69
Research and development	322	293	995	940
Sales and marketing	466	771	1,969	1,912
General and administrative	786	171	1,366	432
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,578	$(949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,871	1,364
Amortization of acquired intangibles	631	430
(Gain) loss on disposal of property and equipment	15	(7)
Stock-based compensation	4,592	3,415
Provision for allowance for doubtful accounts	157	33
Changes in operating assets and liabilities:
Accounts receivable	4,278	6,122
Prepaid expenses and other assets	2,667	1,047
Accounts payable	(1,885)	(2,012)
Accrued compensation and benefits	(4,107)	(524)
Other accrued liabilities	2,297	731
Deferred revenues	(3,772)	1,824

Net cash provided by operating activities	12,322	11,474
Cash flows from investing activities:
Proceeds from sales of property and equipment	—	13
Purchase of property and equipment	(1,809)	(3,524)

Net cash used in investing activities	(1,809)	(3,511)
Cash flows from financing activities:
Initial public offering preparation costs	—	(3,002)
Proceeds from issuance of common stock, net of repurchases	2,395	839
Payment of capital lease and software license obligations	(1,667)	(1,425)

Net cash provided by (used in) financing activities	728	(3,588)

Effect of exchange rate changes on cash	(296)	(61)

Net increase in cash and cash equivalents	10,945	4,314
Cash and cash equivalents at beginning of period	71,946	16,917

Cash and cash equivalents at end of period	$82,891	$21,231

Supplemental disclosure of cash flow information:
Income taxes paid	$493	$284
Interest expense paid	$97	$169
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
2. Significant Accounting Policies
Basis of Presentation and Consolidation
     The condensed consolidated balance sheet as of April 30, 2008 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 22, 2008.
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
Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of January 31, 2009, the consolidated statements of operations for the three and nine months ended January 31, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended January 31, 2009 and 2008, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2009, its results of operations for the three and nine months ended January 31, 2009 and 2008, and its statement of cash flows for the nine months ended January 31, 2009 and 2008. The results of operations for the three and nine months ended January 31, 2009 are not necessarily indicative of the results to be expected for fiscal 2009 or for any other interim period or for any other future year.

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
Cash and Cash Equivalents
     The Company maintains its cash and cash equivalents in accounts consisting of high-credit quality financial instruments. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with one primary bank and are stated at cost, which approximates fair value.
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
     Net foreign currency transaction gains (losses) of approximately $26,000 and $2,000 for the three months ended January 31, 2009 and 2008, respectively, and ($3,000) and ($0.1 million) for the nine months ended January 31, 2009 and 2008, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense.
Derivative Financial Instruments
     The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other income (expense), net, in the consolidated statements of operations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. During the three and nine months ended January 31, 2009 and 2008, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

Concentration of Credit Risk and Business Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company is exposed to credit risk in the event of default by the primary financial institution holding its cash and cash equivalents to the extent recorded on its balance sheet. Risks associated with cash equivalents are mitigated by banking with high-credit quality institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions that hold the Company’s investments.
     The Company sells its products and maintenance and services directly to customers or through resellers in Asia Pacific, Europe, Middle East, and Africa (collectively, “EMEA”), and the Americas, with the majority of its sales in the United States. The Company monitors its exposure within accounts receivable and records an allowance against doubtful accounts as necessary. The Company performs ongoing credit evaluations of its customers and extends credit in the normal course of business and generally does not require collateral. Historically, the Company has not experienced significant credit losses on its accounts receivable. Management believes that any risk of loss for trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers.
     The Company had no customers or resellers that accounted for more than 10% of total revenues for the three months ended January 31, 2009. The Company had one customer that accounted for 14% of total revenues for the three months ended January 31, 2008. No customer or reseller accounted for more than 10% of total revenues for the nine months ended January 31, 2009 or 2008. The Company had one customer with an accounts receivable balance greater than 10% of the Company’s net accounts receivable, with a balance of 15% of net accounts receivable as of January 31, 2009. As of April 30, 2008, the Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 25% and 15% of net accounts receivable.
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
Revenue Recognition
     The Company derives its revenues from three sources: (1) sales of software licenses and related appliances (“products”); (2) fees for maintenance to provide unspecified upgrades and customer technical support (“maintenance”); and (3) fees for services, which includes services performed in connection with time-and-materials based consulting agreements (“services”).
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
Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of January 31, 2009 and April 30, 2008.
     The following describes activity in the allowance for doubtful accounts for fiscal 2008 and the nine months ended January 31, 2009 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2008	$123	$33	$(23)	$133
Nine months ended January 31, 2009	$133	$158	$(13)	$278

(1)	Uncollectible amounts written off, net of recoveries.
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

Advertising Expenses
     Advertising costs are expensed as incurred. The Company incurred $7,000 and $0.1 million in advertising expenses for the three months ended January 31, 2009 and 2008, respectively. The Company incurred $0.1 million and $0.2 million in advertising expenses for both the nine months ended January 31, 2009 and 2008.
Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” (“APB 28”). Beginning in fiscal 2009, and for the period ended January 31, 2009, based in part on historical evidence, trends in profitability and current expectations of future taxable income, the Company transitioned from using the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FASB Interpretation No. 18, “Accounting for Income Taxes in the Interim Period” (“FIN 18”) as amended by SFAS 109, to determining the Company’s tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB 28. Significant components affecting the tax rate for fiscal 2009 include the utilization of net operating losses, research and development credits, foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
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
Adoption of New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. In February 2008, the FASB adopted FASB Staff Position (“FSP”) on SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), delaying the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On May 1, 2008, the Company adopted SFAS 157, except as it applies to those non-financial assets and liabilities as described in FSP 157-2. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment tests and intangible assets measured at fair value for impairment.
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
     In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) and liabilities measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$82,891	—	—	$82,891
Restricted cash	842	—	—	842
Capitalized software license obligations	—	$472	—	472

Total	$83,733	$472	—	$84,205

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On May 1, 2008, the

Company evaluated its existing financial instruments and liabilities and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations for the nine months ended January 31, 2009.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R at the beginning of its 2010 fiscal year which is May 1, 2009. The impact of SFAS 141R will depend on the nature, terms, and size of any acquisition the Company may consummate after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations, financial condition, or cash flows.
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
     In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 142-3 on its consolidated results of operations, financial condition or cash flows.
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
     In October 2008, the FASB issued an FSP on SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.
     In February 2009, the FASB issued an FSP on SFAS No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP 141R-a”). FSP 141R-a amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. FSP 141R-a establishes principles and requirements for preacquisition contingencies and an acquiree’s pre-existing contingent consideration arrangement in a business combination measured under SFAS 141R. In addition, FSP 141R-a requires separate disclosure of recognized and unrecognized contingencies. FSP 141R-a has the same effective date as SFAS 141R, and is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP 141R-a at the beginning of its 2010 fiscal year which is May 1, 2009. The impact of FSP 141R-a will depend on the nature, terms, and size of any acquisition the Company may consummate after the effective date.
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
     Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities consisting of convertible preferred stock, stock options, shares purchasable under employee stock purchase plan, common stock subject to repurchase and warrants were not included in the diluted loss per common share computation for the nine months ended January 31, 2008 because the inclusion of such shares would have had an anti-dilutive effect.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$5,063	$2,353	$5,578	$(949)

Denominator for basic net income (loss) per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income (loss) per common share-basic	31,499	10,829	31,115	10,609

Denominator for diluted net income (loss) per share:
Shares used above, basic	31,499	10,829	31,115	10,609
Stock options	1,994	2,493	2,150	—
Warrants to purchase common stock and convertible preferred stock	—	14	—	—
Convertible preferred stock (as converted)	—	13,993	—	—
Shares purchasable under employee stock purchase plan	—	—	8	—
Shares subject to repurchase	1	129	51	—

Denominator for diluted net income (loss) per share:	33,494	27,458	33,324	10,609

Net income (loss) per common share:
Basic	$0.16	$0.22	$0.18	$(0.09)

Diluted	$0.15	$0.09	$0.17	$(0.09)

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Convertible preferred stock (as converted)	—	—	—	13,989
Options to purchase common stock	2,926	13	2,382	4,291
Common stock subject to repurchase	—	—	—	174
Warrants to purchase common stock and convertible preferred stock (as converted)	—	—	—	17

Total	2,926	13	2,382	18,471

4. Balance Sheet Details
Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	January 31,	April 30,
	2009	2008
Computers and equipment	$6,968	$6,135
Furniture and fixtures	1,073	1,071
Software	771	754
Leasehold improvements	2,337	2,080

	11,149	10,040
Less: accumulated depreciation and amortization	(6,400)	(5,206)

Property and equipment, net	$4,749	$4,834

     Depreciation expense was $0.5 million and $0.4 million for the three months ended January 31, 2009 and 2008, respectively, and $1.5 million and $1.2 million for the nine months ended January 31, 2009 and 2008, respectively. Amortization expense was $0.1 million and $0.1 million for the three months ended January 31, 2009 and 2008, respectively, and $0.3 million and $0.2 million for the nine months ended January 31, 2009 and 2008, respectively.
Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of January 31, 2009 and April 30, 2008 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average
	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
As of January 31, 2009:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(829)	$1,141
Customer installed-base relationships	6.00	80	(49)	31
Employee non-compete agreements	5.00	1,160	(803)	357

Total		$3,210	$(1,681)	$1,529

Goodwill				$5,746

	Estimated
	Weighted-
	Average
	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
As of April 30, 2008:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(434)	$1,536
Customer installed-base relationships	6.00	80	(37)	43
Employee non-compete agreements	5.00	1,160	(578)	582

Total		$3,210	$(1,049)	$2,161

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.2 million and $0.1 million for the three months ended January 31, 2009 and 2008, respectively, and $0.6 million and $0.4 million for the nine months ended January 31, 2009 and 2008, respectively.
     There was no impairment of goodwill or intangible assets for the nine months ended January 31, 2009 or in fiscal 2008.
     As of January 31, 2009, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of January 31, 2009:	Expense
Remainder of fiscal 2009	$211
Fiscal 2010	889
Fiscal 2011	425
Fiscal 2012	5

Total	$1,530

Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of	As of
	January 31,	April 30,
	2009	2008
Deferred product revenues	$7,522	$13,627
Deferred maintenance revenues	26,916	24,256
Deferred services revenues	3,056	3,383

Total deferred revenues	37,494	41,266
Less deferred revenues, current portion	(33,524)	(36,512)

Deferred revenues, non-current	$3,970	$4,754

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

     Future minimum lease payments under the Company’s noncancelable operating leases as of January 31, 2009 are as follows (in thousands):

Amount of
As of January 31, 2009:	Payments
Remainder of fiscal 2009	$559
Fiscal 2010	2,250
Fiscal 2011	1,988
Fiscal 2012	2,068
Fiscal 2013	2,151
Thereafter	1,118

Total future minimum lease payments	$10,134

     Rent expense under all operating leases was approximately $0.8 million for both the three months ended January 31, 2009 and 2008, respectively, and $2.4 million and $2.0 million for the nine months ended January 31, 2009 and 2008, respectively.
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
     The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of January 31, 2009 or April 30, 2008.
7. Stockholders’ Equity
Preferred Stock
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

Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of January 31,
2009
Options available for future grant under the 2007 Equity Incentive Plan	4,437,828
Options outstanding under the stock option plans	7,460,889
ESPP shares reserved for future issuance	1,122,808

Total shares reserved	13,021,525

Stock Plans
     2007 Equity Incentive Plan. In November 2007, the board of directors and the Company’s stockholders approved the 2007 Equity Incentive Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Incentive Plan and the 2002 Stock Plan on February 14, 2008, and any shares issued thereunder that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Equity Incentive Plan. An aggregate of 1,748,749 of such additional shares have become available for grant and issuance under the 2007 Equity Incentive Plan. In January 2009, the Company registered with the SEC 1,260,416 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan pursuant to the plan’s “evergreen” provision.
     2007 Employee Stock Purchase Plan. In November 2007, the board of directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. 1,000,000 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Employee Stock Purchase Plan. In January 2009, the Company registered 315,104 additional shares of the Company’s common stock to be issuable under the 2007 Employee Stock Purchase Plan pursuant to the plan’s “evergreen” provision.
Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the nine months ended January 31, 2009, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2008	4,366,192	6,687,045	5.43	7.89	$15,142

Options authorized	1,260,416	—	—
Options granted	(1,682,925)	1,682,925	7.60
Options exercised	—	(415,171)	2.34
Options canceled	493,910	(493,910)	8.37
Shares repurchased	235	—

Options outstanding as of January 31, 2009	4,437,828	7,460,889	5.89	7.45	25,189

Vested and expected to vest as of January 31, 2009, net of anticipated forfeitures		5,900,071	5.89	7.45	20,038

Vested and exercisable as of January 31, 2009		3,953,301	4.16	6.64	20,298

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.

     The following table summarizes additional information regarding outstanding options as of January 31, 2009:

	Options Outstanding		Options Vested and Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share
$0.12-0.40	663,467	4.29	663,467	$0.21
$0.48-0.80	976,810	5.95	961,347	0.74
$4.00	664,460	6.41	588,368	4.00
$4.74-5.98	346,800	9.80	—	—
$6.08-6.80	1,980,315	7.75	1,173,308	6.53
$7.17-8.95	1,328,012	8.20	19,196	7.93
$9.00-9.95	286,000	8.68	93,831	9.23
$10.00	1,172,650	8.67	453,784	10.00
$11.08-12.97	42,375	9.48	—	—

Total	7,460,889	7.45	3,953,301	$4.16

     Total intrinsic value of options exercised for the nine months ended January 31, 2009 was $2.6 million, determined at the date of option exercise.
8. Stock-Based Compensation
During the three and nine months ended January 31, 2009 and 2008, the Company recorded stock-based compensation as described below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Stock-based compensation under SFAS 123R	$1,433	$1,162	$3,813	$3,035
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	3	19	19	77
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	—	101	33	303
Stock-based compensation under Employee Stock Purchase Plan	228	—	727	—

Total	$1,664	$1,282	$4,592	$3,415

Adoption of SFAS 123R
     See Note 2 for a description of the Company’s adoption of SFAS 123(R) “Share-Based Payment, “ on May 1, 2006. Effective with the adoption of SFAS 123R, the fair value of stock-based awards to employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. As there was no public market for the Company’s common stock prior to the IPO, the Company determined the volatility for options granted in fiscal periods prior to the IPO, based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Since the IPO, the expected volatility of options granted has been determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and the Company’s historical volatility. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual term of the Company’s options. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. As the Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. The Company applied an estimated annual forfeiture rate of 5%, based on its historical forfeiture experience during the previous six years, in determining the expense recorded in its consolidated statement of operations.

     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s historical loss position and current valuation allowance, no tax benefits have been realized or recorded for any of the periods presented. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
Valuation and Expense Information under SFAS 123R
     The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Risk-free interest rate	2.90%	4.04%	3.19%	4.48%
Expected volatility	53%	54%	52%	56%
Expected life (years)	5.74 years	5.28 years	5.75 years	5.26 years
     Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $2.53 and $5.24 per share for the three months ended January 31, 2009 and 2008, respectively, and $3.91 and $5.36 per share for the nine months ended January 31, 2009 and 2008, respectively. There were 361,100 and 332,874 options granted during the three months ended January 31, 2009 and 2008, respectively, and 1,682,925 and 1,459,926 options granted during the nine months ended January 31, 2009 and 2008, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three and nine months ended January 31, 2009 and 2008, as a result of the Company’s adoption of SFAS 123R, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Cost of maintenance revenues	$36	$24	$98	$63
Cost of services revenues	26	23	77	68

SFAS 123R expense included in cost of revenues	62	47	175	131
Operating expenses:
Research and development	226	200	653	658
Sales and marketing	387	759	1,721	1,869
General and administrative	758	156	1,264	377

SFAS 123R expense included in operating expenses	1,371	1,115	3,638	2,904

SFAS 123R expense included in net income	$1,433	$1,162	$3,813	$3,035

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     On September 25, 2008, in connection with the impending retirement and resignation of the Company’s former CEO, and in connection with his continued service as chairman of the Company’s board of directors, the Company agreed to accelerate the vesting on certain of his existing stock option grants to the extent that he continues as the chairman of the Company’s board of directors until September 30, 2009. As of January 31, 2009, the Company expects to record the remaining unrecognized stock-based compensation attributable to the modified grants of $0.2 million, ratably over the remaining service period ending September 30, 2009.
     As of January 31, 2009 and 2008, there was $11.0 million and $11.5 million, respectively, of total unrecognized stock based compensation expenses under SFAS 123R, net of estimated forfeitures, that the Company expects to amortize. As of January 31, 2009, total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.75 years.
     During the nine months ended January 31, 2009, the Company granted 1,682,925 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $4.74 to $12.97 per share at a weighted-average per share price of $7.60.
Employee Stock Purchase Plan
     In November 2007, the board of directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the effectiveness of the IPO on February 14, 2008. A total of 1,315,104 shares of the Company’s common stock have been reserved for issuance under the ESPP, including the annual increase in January 2009 pursuant to its “evergreen” provision. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008.
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

	Three Months Ended	Nine Months Ended
	January 31, 2009	January 31, 2009

Risk-free interest rate	1.52%	1.80%
Expected volatility	49%	51%
Expected term (in years)	0.50 years	0.54 years
     Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $2.47 and $2.61 per share for the three and nine months ended January 31, 2009, respectively. For the three and nine months ended January 31, 2009, the Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.7 million, respectively. As of January 31, 2009, there was $0.1 million of total unrecognized compensation expenses under SFAS 123R, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending March 15, 2009.
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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of January 31, 2009 and 2008, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Total revenues by geography:
United States:
Products	$14,813	$9,615	$40,574	$29,204
Maintenance	7,345	5,515	20,864	15,223
Services	3,444	1,828	9,345	5,056

Total	25,602	16,958	70,783	49,483

EMEA:
Products	3,638	3,111	9,056	7,809
Maintenance	1,581	1,146	4,342	2,675
Services	618	480	1,637	1,090

Total	5,837	4,737	15,035	11,574

Asia Pacific:
Products	1,414	770	3,496	2,182
Maintenance	477	288	1,345	810
Services	205	151	487	407

Total	2,096	1,209	5,328	3,399

Other Americas:
Products	1,910	4,202	3,620	6,378
Maintenance	601	431	1,550	919
Services	346	134	574	416

Total	2,857	4,767	5,744	7,713

Total revenues	$36,392	$27,671	$96,890	$72,169

10. Income Taxes
     For the three and nine months ended January 31, 2009, the Company recorded a provision for income taxes of $2.2 million and $2.4 million, respectively. The effective tax rate for the three and nine months ended January 31, 2009 was 30.1% and 30.2%, respectively, and was based on the Company’s estimated taxable income for the year, plus certain discrete items recorded during the period. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the three and nine months ended January 31, 2008, the Company recorded a provision for income taxes of $0.3 million and $0.5 million, respectively. The effective tax rate for the three and nine months ended January 31, 2008 was 9.8% and (118.6%), respectively. The effective tax rate for the three and nine months ended January 31, 2008 differs from the U.S. federal statutory rate primarily due to the Company’s inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the Company’s valuation allowance on its deferred tax assets, and to a lesser extent other non-deductible items such as state and foreign taxes.
     The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
11. Related-Party Transactions
     The Company has previously entered into various agreements with M-Factor to provide event planning and hosting of the Company’s corporate events. A member of the Company’s board of directors is also a director and 10% shareholder of M-Factor. The Company recorded no expenses for either the three months ended January 31, 2009 and 2008, respectively, related to such activities. For the nine months ended January 31, 2009 and 2008, the Company recorded expenses of approximately $1,463,000 and $1,375,000, respectively related to such activities. All such activities were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

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
     We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $101.5 million in fiscal 2008, and were $96.9 million in the first three quarters of our fiscal 2009.
     In February 2008, we completed our IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2008. We generated $12.3 million in cash from our operating activities during the nine months ended January 31, 2009, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of January 31, 2009, we had cash and cash equivalents and accounts receivable of $105.1 million, and an aggregate of $15.5 million in accounts payable and accrued liabilities.
Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Sales of ESM Platform and Appliance Products to New Customers. The market for compliance and security management software solutions is rapidly expanding, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM platform in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, licenses for the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific compliance and security issues and business risks. In addition, customers may purchase our Logger appliances to address their log archiving needs. Our continued growth in new customers is partly a result of sales of our Logger products to mid-market companies. We anticipate that future growth in customer count will similarly be in large part a result of initial sales of Logger and our other products sold in an appliance form factor, which is the preferred packaging for our channel partners and mid-market companies. A key component of our growth will depend on our ability to sell our products to new customers.
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
     Development of Our Channel Network. Historically, we have sold our products primarily through our direct sales force, with sales to government purchasers and internationally made through resellers and systems integrators. We recently expanded our sales channel to assist us in penetrating the mid-market, particularly as we expanded our appliance-based offerings. We believe that our current and any new appliance-based products that we develop will be sold more effectively through resellers and, if we are successful in introducing these new products, we will become more dependent on the development of an effective channel network. Further training, certification and development of our existing channel partners will be a key factor in the success of this strategy.
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
     Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions increased revenues in the nine months ended January 31, 2009 and 2008, by $0.7 million and $2.6 million, respectively. In each case, the net impact caused our fiscal period-to-period revenue growth rate to appear lesser or greater, as applicable, than it otherwise would. As of January 31, 2009 and April 30, 2008, deferred revenues included $1.7 million and $2.5 million, respectively, related to transactions such as these.
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
     As of January 31, 2009 and April 30, 2008, deferred product revenues were $7.5 million and $13.6 million, respectively. Included in deferred product revenues as of January 31, 2009 and April 30, 2008 was $1.5 million and $2.2 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of January 31, 2009 and April 30, 2008 was $6.0 million and $11.4 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of January 31, 2009 and April 30, 2008, deferred product revenues of $7.5 million and $13.6 million, respectively, were reduced by net-down adjustments of $4.7 million and $3.3 million, respectively. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
Maintenance Revenues
     Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel and content. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance—standard and premium. Premium is for customers that require 24-hour coverage seven days a week. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are deferred at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.

     As of January 31, 2009, deferred maintenance revenues were $26.9 million, of which $23.2 million represented current deferred maintenance revenues. As of April 30, 2008, deferred maintenance revenues were $24.3 million, of which $20.0 million represented current deferred maintenance revenues. Included in deferred maintenance revenues as of January 31, 2009 and April 30, 2008 was $0.2 million and $0.3 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of January 31, 2009 and April 30, 2008, the deferred maintenance revenues of $26.9 million and $24.3 million, respectively, were reduced by net-down adjustments of $2.3 million and $1.5 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     As of January 31, 2009 and April 30, 2008, deferred service revenues were $3.1 million and $3.4 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of January 31, 2009 and April 30, 2008, the deferred service revenues of $3.1 million and $3.4 million, respectively were reduced by net-down adjustments of $0.8 million and $0.7 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
Cost of Revenues
     Cost of revenues for our software products consists of third-party royalties and license fees for licensed technology incorporated into our software product offerings. Cost of revenues for appliance products consists of the hardware costs of the appliances and third-party royalties for licensed technology. The cost of product revenues is primarily impacted by the mix of software and appliance products as well as the relative ratio of third-party royalty bearing products included in software sales transactions. Sales of our appliance products are generally at a lower gross margin than sales of our software products.
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
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products, maintenance and services are typically accrued and expensed when the respective revenue elements are ordered. We also pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and systems integrators on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.
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
     Provision for Income Taxes. For the three and nine months ended January 31, 2009, we recorded a provision for income taxes of $2.2 million and $2.4 million, respectively. The effective tax rate for the three and nine months ended January 31, 2009 was 30.1% and 30.2%, and is based on our projected taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible Statement of Financial Accounting Standards, or SFAS, No. 123(R) (revised 2004), Share-Based Payment, or SFAS 123R, stock-based compensation expenses, offset by the use of tax operating loss carry-forwards and tax credits.
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
     We typically use a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of our shrinkwrap or end-user license agreement as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or forfeiture, concession or other adjustment. We do not generally grant rights of return or price protection to our distribution partners or end users, other than limited rights of return during the warranty period in some cases. We use shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify product delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance is considered to occur on a straight-line basis ratably over the life of the contract. We consider probability of collection based on a number of factors, such as creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. We do not require, nor do we request, collateral from customers. If we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. A net-down adjustment may be recorded in cases where sales transactions have been invoiced but are recognized on cash receipt, for invoiced but unpaid sales transactions related to post-contract customer support obligations for which the term has not commenced, or for invoiced but unpaid service engagements where services have not yet been provided. Net-down adjustments decrease both accounts receivable and deferred revenue. Any such transactions included in accounts receivable and deferred revenue at period end are reflected on the balance sheet on a net basis.
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
Stock-Based Compensation
     Prior to May 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We amortize deferred stock-based compensation using the multiple option method as prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We amortized deferred stock-based compensation of $19,000 and $0.1 million for the nine months ended January 31, 2009 and 2008, respectively.
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
     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for the three and nine months ended January 31, 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Since the IPO, the expected volatility of options granted has been determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and our historical volatility. The weighted-average expected volatility for options granted for the three months ended January 31, 2009 and 2008 was 53% and 54%, respectively. The weighted-average expected volatility for options granted for the nine months ended January 31, 2009 and 2008 was 52% and 56%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended January 31, 2009 and 2008 was 5.74 years and 5.28 years, respectively. The weighted-average expected life of options granted for the nine months ended January 31, 2009 and 2008 was 5.75 years and 5.26 years, respectively. For the three months ended January 31, 2009 and 2008, the weighted-average risk-free interest rate used was 2.90% and 4.04%, respectively. For the nine months ended January 31, 2009 and 2008, the weighted-average risk-free interest rate used was 3.19% and 4.48%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for the three and nine months ended January 31, 2009 and 2008, in determining the expense recorded in our consolidated statement of operations.
     We recorded expense of $1.4 million and $1.2 million the three months ended January 31, 2009 and 2008, and $3.8 million and $3.0 million for the nine months ended January 31, 2009 and 2008, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of January 31, 2009, unrecognized stock-based compensation expense of non-vested stock options was $11.0 million, which is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective upon the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three and nine months ended January 31, 2009, we recorded stock-based compensation expense associated with the ESPP of $0.2 million and $0.7 million, respectively. As of January 31, 2009, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.1 million.
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

Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of January 31, 2009, we had one customer that accounted for 15% of our net accounts receivable.
Accounting for Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and APB No. 28, Interim Financial Reporting, or APB 28. Beginning in fiscal 2009, and for the period ended January 31, 2009, based in part on historical evidence, trends in profitability and current expectations of future taxable net income, we transitioned from using the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate under FIN 18, as amended by SFAS 109, to determining our tax provision (benefit) based on an estimated annual tax rate also in compliance with SFAS 109 and APB 28. Significant components affecting the tax rate for fiscal 2009 include the utilization of net operating losses, research and development credits, foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
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

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues:
Products	59.8%	64.0%	58.6%	63.1%
Maintenance	27.5	26.6	29.0	27.2
Services	12.7	9.4	12.4	9.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Products	7.3	5.4	6.3	4.6
Maintenance	4.5	5.3	5.1	5.6
Services	7.1	5.2	7.3	5.4

Total cost of revenues	18.9	15.9	18.7	15.6

Gross margin	81.1	84.1	81.3	84.4
Operating expenses:
Research and development	14.3	18.3	16.4	19.6
Sales and marketing	33.8	46.1	42.9	51.8
General and administrative	13.5	10.6	14.6	13.8

Total operating expenses	61.6	75.0	73.9	85.2

Income (loss) from operations	19.5%	9.1%	7.4%	(0.8)%

Comparison of the Three Months Ended January 31, 2009 and 2008
Revenues
     Revenues for the three months ended January 31, 2009 and 2008 was as follows (in thousands, except percentages):

	Three Months Ended January 31,
	2009	2008	Change in Dollars	Change in Percent
Products	$21,775	$17,698	$4,077	23.0%
Percentage of total revenues	59.8%	64.0%
Maintenance	10,004	7,380	2,624	35.6%
Percentage of total revenues	27.5%	26.6%
Services	4,613	2,593	2,020	77.9%
Percentage of total revenues	12.7%	9.4%

Total revenues	$36,392	$27,671	$8,721	31.5%

     Product Revenues. Product revenues for the three months ended January 31, 2009 included revenues of $6.8 million from 59 new customers and revenues of $14.9 million from existing customers. New customer revenues for the three months ended January 31, 2009 decreased by $5.9 million compared to new customer revenues for the three months ended January 31, 2008. The decrease was primarily attributable to large initial purchases by two new customers that amounted to $5.1 million of total new customer revenues during the three months ended January 31, 2008. In addition, the increase in the number of new customers purchasing our Logger product at lower average sales prices in the three months ended January 31, 2009 compared to the same period in the prior year, contributed to the remainder of the decrease in revenues from new customers. Existing customer revenues for the three months ended January 31, 2009 increased by $10.0 million compared to existing customer revenues for the three months ended January 31, 2008. The increase was primarily attributable to increased sales of our appliance products. We anticipate that the mix of product revenue from new and existing customers could fluctuate from quarter to quarter as a result of the transaction size, product mix and related geography of each revenue transaction. In addition, there was a net recognition of $0.3 million and $1.0 million of product revenues in the three months ended January 31, 2009 and 2008, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of January 31, 2009, deferred product revenues included $1.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $2.6 million for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $2.0 million for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, as a result of a greater number of SOC engagements entered into during the period, which are typically larger and are longer in duration than other services engagements. In addition, the increase was due to increased service billings to a larger installed base of customers.
     Geographic Regions. We sell our product in three geographic regions: Americas; Europe, Middle East, and Africa, or EMEA; and Asia Pacific. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Americas	$28,459	$21,725	$6,734	31.0%
Percentage of total revenue	78.2%	78.5%
EMEA	5,837	4,737	1,100	23.2%
Percentage of total revenue	16.0%	17.1%
Asia Pacific	2,096	1,209	887	73.4%
Percentage of total revenue	5.8%	4.4%

Total revenue	$36,392	$27,671	$8,721	31.5%

Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Products	$2,637	$1,487	$1,150	77.3%

Maintenance	1,637	1,456	181	12.4%

Services	2,587	1,454	1,133	77.9%

Total cost of revenues	$6,861	$4,397	$2,464	56.0%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	January 31,
	2009	2008
Gross margin
Products	$19,138	$16,211
Percentage of product revenues	87.9%	91.6%
Maintenance	8,367	5,924
Percentage of maintenance revenues	83.6%	80.3%
Services	2,026	1,139
Percentage of services revenues	43.9%	43.9%

Total gross margin	$29,531	$23,274
Percentage of total revenues	81.1%	84.1%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.2 million for the three months ended January 31, 2009, primarily due to increased Logger appliance cost of revenues of $1.1 million related to increased Logger appliance sales, as well as a $0.1 million increase related to royalty obligations. Product gross margin decreased by 3.7% as a percentage of product revenues for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, due to increased sales of lower margin Logger and connector appliance products and increases in royalty fees related to increased sales of products that include licensed technology. To the extent revenues from our appliance products continue to increase as a percentage of product mix, gross product margin will decline marginally.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.2 million for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 due primarily to increased compensation-related expense of $0.2 million related to increased headcount in our technical support organization. Maintenance gross margin increased by 3.3% as a percentage of maintenance revenues for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $1.1 million for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 due to increased compensation-related expense of $0.4 million related to increased head count and cost per employee. In addition, there was an increase in the use of third party contractors and external consultants of $0.6 million, and an increase in training and materials expense of $0.1 million. Services gross margin remained unchanged at 43.9% of services revenues for the three months ended January 31, 2009 compared to the three months ended January 31, 2008.

Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Research and development	$5,201	$5,063	138	2.7%
Percentage of total revenues	14.3%	18.3%
Sales and marketing	12,298	12,760	(462)	(3.6)%
Percentage of total revenues	33.8%	46.1%
General and administrative	4,943	2,939	2,004	68.2%
Percentage of total revenues	13.6%	10.6%

Total operating expenses	$22,442	$20,762	$1,680	8.1%
Percentage of total revenues	61.7%	75.0%

     Given the recent deterioration in global and U.S. economic and financial market conditions, we tightly managed expenses and maintained strict spending controls over our internal budgeting process. While our operating results for the period reflect our efforts, these results are not sustainable in the near to intermediate term given the investments required to expand our market opportunity. We plan to resume expansion of our investment in our infrastructure going forward, and expect future quarterly operating expenses to reflect this investment. Although our quarterly operations were favorably impacted by our management and focus on controlling our spending, we don’t expect this trend to continue as we invest in our infrastructure on a go forward basis.
     Research and Development Expenses. The increase in research and development expenses for the three months ended January 31, 2009 of $0.1 million compared to the three months ended January 31, 2008, was primarily attributable to an increase of $0.2 million in compensation-related expense, associated with an increase in research and development personnel from 99 to 109 at the respective period ends, offset by a reduction in recruiting and legal fee expense of $0.1 million.
     Sales and Marketing Expenses. The decrease in sales and marketing expenses for the three months ended January 31, 2009 of $0.5 million compared to the three months ended January 31, 2008 was primarily attributable to a decrease of $0.8 million in variable compensation and decrease of $0.3 million in stock-based compensation related expense, attributable to structural changes in our variable compensation programs and internal organizational headcount movement. The decrease was offset by an increase of $0.8 million in other compensation-related expense, associated with an increase in sales and marketing personnel from 116 to 132 at the respective period ends. Sales and marketing expense as a percentage of total revenue decreased by 12.3% for the three months ended January 31, 2009 compared to the three months ended January 31, 2008, due primarily to lower sales commissions as a result of changes in compensation plan structure. In addition, the decrease is attributable to a growing contribution from maintenance and service revenues without a corresponding sales and marketing expense. We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue in future quarters.
     General and Administrative Expenses. The increase in general and administrative expenses of $2.0 million for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was primarily associated with an increase of $0.6 million in stock-based compensation and compensation-related expense, partially due to an increase in general and administrative personnel from 43 to 50 at the respective period ends. The increase also included an increase of $0.7 million in professional service expense, an increase in outside consulting expense of $0.1 million, an increase in bad debt expense of $0.2 million and an increase in liability insurance premium expense of $0.1 million.

Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Interest income	$154	$158	$(4)	(2.5)%
Percentage of total revenues	0.4%	0.6%
Other income (expense), net	3	(60)	63	105.0%
Percentage of total revenues	0.0%	(0.2)%
Provision for income taxes	2,183	257	1,926	749.4%
Percentage of total revenues	6.0%	0.9%

Total non-operating expenses	$2,340	$355	$1,985	559.2%
Percentage of total revenues	6.4%	1.3%

     Interest Income. Interest income remained relatively unchanged for the three months ended January 31, 2009 compared to the three months ended January 31, 2008. Although cash and cash equivalents increased, interest earned was lower due to lower interest rates during the three months ended January 31, 2009.
     Other Income (Expense), Net. The increase in other income (expense) of $0.1 million, net for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 was primarily attributable to a reduction in interest expense related to capitalized software licenses, offset by foreign currency losses.
     Provision for Income Taxes. For the three months ended January 31, 2009, we recorded a provision for income taxes of $2.2 million. The effective tax rate for the three months ended January 31, 2009 is 30.1%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the three months ended January 31, 2008, we recorded a provision for income taxes of $0.3 million primarily related to foreign corporate income taxes. The effective tax rate for the three months ended January 31, 2008 was 9.8%. The effective tax rate for the third quarter of fiscal 2008 differs from the U.S. federal statutory rate primarily due to our inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the valuation allowance on our deferred tax assets, and to a lesser extent other non-deductible items such as state and foreign taxes.
Comparison of the Nine Months Ended January 31, 2009 and 2008
Revenues
     Revenues for the nine months ended January 31, 2009 and 2008 was as follows (in thousands, except percentages):

	Nine Months Ended January 31,
	2009	2008	Change in Dollars	Change in Percent
Products	$56,746	$45,573	$11,173	24.5%
Percentage of total revenues	58.6%	63.1%
Maintenance	28,102	19,627	8,475	43.2%
Percentage of total revenues	29.0%	27.2%
Services	12,042	6,969	5,073	72.8%
Percentage of total revenues	12.4%	9.7%

Total revenues	$96,890	$72,169	$24,721	34.3%

     Product Revenues. Product revenues for the nine months ended January 31, 2009 included revenues of $24.6 million from 159 new customers and revenues of $32.1 million from existing customers. New customer revenues for the nine months ended January 31,

2009 increased by $0.6 million compared to new customer revenues for the nine months ended January 31, 2008. This was primarily attributable to an increase in the number of new customers purchasing our Logger product in the nine months ended January 31, 2009 compared to the same period in the prior year, offset by large initial purchases by two new customers during the nine months ended January 31, 2008. Existing customer revenues for the nine months ended January 31, 2009 increased by $10.6 million compared to existing customer revenues for the nine months ended January 31, 2008. The increase was primarily attributable to increased sales of our appliance products. We anticipate that the mix of product revenue from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix and related geography of each revenue transaction. In addition, there was a net recognition of $0.7 million and $2.4 million of product revenues in the nine months ended January 31, 2009 and 2008, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of January 31, 2009, deferred product revenues included $1.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $8.5 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $5.1 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, as a result of a greater number of SOC engagements entered into during the period, which are typically longer in duration than other services engagements. In addition, the increase was due to increased service billings to a larger installed base of customers.
     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and Asia Pacific. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Americas	$76,527	$57,196	$19,331	33.8%
Percentage of total revenue	79.0%	79.3%
EMEA	15,035	11,574	3,461	29.9%
Percentage of total revenue	15.5%	16.0%
Asia Pacific	5,328	3,399	1,929	56.8%
Percentage of total revenue	5.5%	4.7%

Total revenue	$96,890	$72,169	$24,721	34.30%

Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Products	$6,136	$3,301	$2,835	85.9%

Maintenance	4,931	4,083	848	20.8%

Services	7,017	3,894	3,123	80.2%

Total cost of revenues	$18,084	$11,278	$6,806	60.3%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2009	2008
Gross margin
Products	$50,610	$42,272
Percentage of product revenues	89.2%	92.8%
Maintenance	23,171	15,544
Percentage of maintenance revenues	82.5%	79.2%
Services	5,025	3,075
Percentage of services revenues	41.7%	44.1%

Total gross margin	$78,806	$60,891
Percentage of total revenues	81.3%	84.4%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $2.8 million for the nine months ended January 31, 2009 primarily due to increased Logger appliance cost of revenues of $2.4 million related to increased Logger appliance sales, as well as a $0.3 million increase related to royalty obligations. Product gross margin decreased by 3.6% as a percentage of product revenues for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 due in part to increased sales of lower margin Logger and connector appliance products and increases in royalty fees related to increased sales of products that include licensed technology. To the extent revenues from our appliance products continue to increase as a percentage of product mix, gross product margin will decline marginally.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.8 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 due primarily to increased compensation-related expense of $0.7 million related to increased head count in our technical support organization, and increases in third-party royalty support and maintenance expenses of $0.1 million. Maintenance gross margin increased by 3.3% as a percentage of maintenance revenues for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $3.1 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 due to increased compensation-related expense of $1.5 million related to increased head count and cost per employee. Additionally, use of third party contractors and external consultants increased by $1.2 million, training and materials expense increased by $0.3 million and travel and entertainment expense increased by $0.1 million. Services gross margin decreased by 2.4% as a percentage of services revenues for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, due primarily to an increase in headcount and related cost per employee, partially offset by increased employee productivity in relation to revenue growth.

Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Research and development	$15,939	$14,170	$1,769	12.5%
Percentage of total revenues	16.5%	19.6%
Sales and Marketing	41,521	37,367	4,154	11.1%
Percentage of total revenues	42.8%	51.8%
General and administrative	14,155	9,927	4,228	42.6%
Percentage of total revenues	14.6%	13.8%

Total operating expenses	$71,615	$61,464	$10,151	16.5%
Percentage of total revenues	73.9%	85.2%

     Research and Development Expenses. The increase in research and development expenses for the nine months ended January 31, 2009 of $1.8 million compared to the nine months ended January 31, 2008 was primarily attributable to an increase of $1.6 million in compensation-related expense, associated with an increase in research and development personnel from 99 to 109 at the respective period ends, an increase in outside consulting expense of $0.1 million, and to an increase of facilities-related expense of $0.1 million as a result of our expansion of our headquarters in Cupertino, California.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended January 31, 2009 of $4.2 million compared to the nine months ended January 31, 2008, was primarily attributable to an increase of $3.1 million in compensation-related expense associated with an increase in sales and marketing personnel from 116 to 132 at the respective period ends. The increase also included an increase of $0.4 million in marketing program expense, an increase of $0.6 million in travel and entertainment expenses, an increase in facilities expense of $0.2 million, and offset by a decrease of $0.2 million in outside consulting fees. Sales and marketing expense as a percentage of total revenue decreased by 9.0% for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, due primarily to lower sales commissions as a result of changes in compensation plan structure, and to a lesser extent because we recorded revenue for a large transaction during the second quarter of fiscal 2009, where we recorded the related commission expense during the fourth quarter of fiscal 2008. In addition, this decrease is attributable to a growing contribution from maintenance and service revenues without a corresponding sales and marketing expense.
     General and Administrative Expenses. The increase in general and administrative expenses of $4.2 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008, was primarily associated with an increase of $1.9 million in compensation-related expense, partially due to an increase in general and administrative personnel from 43 to 50 at the respective period ends. The increase also included an increase in professional service expenses of $1.4 million, an increase in liability insurance premium expense of $0.3 million, an increase in investor relations expense of $0.1 million, an increase in depreciation expense of $0.1 million, an increase in bad debt expense of $0.1 million, and an increase of $0.2 million in expensed software, support and maintenance.

Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2009	2008	Change in Dollars	Change in Percent
Interest income	$909	$422	$487	115.4%
Percentage of total revenues	0.9%	0.6%
Other income (expense), net	(107)	(284)	177	62.3%
Percentage of total revenues	(0.1)%	(0.4)%
Provision for income taxes	2,415	514	1,901	369.8%
Percentage of total revenues	2.5%	0.7%

Total non-operating expenses	$3,217	$652	$2,565	393.4%
Percentage of total revenues	3.3%	0.9%

     Interest Income. The increase in interest income of $0.5 million for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO. The increase was offset by lower interest rates during the nine months ended January 31, 2009.
     Other Income (Expense), Net. The decrease in other income (expense) of $0.2 million, net for the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008 was primarily a result of a reduction in interest expense related to capitalized software licenses, offset by a reduction in foreign currency losses.
     Provision for Income Taxes. For the nine months ended January 31, 2009, we recorded a provision for income taxes of $2.4 million. The effective tax rate for the nine months ended January 31, 2009 is 30.2%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the nine months ended January 31, 2008, we recorded a cumulative provision for income taxes of $0.5 million, primarily related to foreign corporate income taxes. The cumulative effective tax rate for the nine months ended January 31, 2008 was (118.6%). The effective tax rate for the nine months ended January 31, 2008 differs from the U.S. federal statutory rate primarily due to our inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the valuation allowance on our deferred tax assets, and to a lesser extent other non-deductible items such as state and foreign taxes.
Liquidity and Capital Resources
     From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2008, and generated $12.3 million of cash from our operating activities during the nine months ended January 31, 2009 compared to generating $11.5 million of cash from our operating activities for the nine months ended January 31, 2008. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments. In February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.
     At January 31, 2009, we had cash and cash equivalents totaling $82.9 million and accounts receivable of $22.2 million, compared to $71.9 million of cash and cash equivalents and $26.7 million of accounts receivable at April 30, 2008.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.

     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	January 31,
	2009	2008
Net cash provided by operating activities	$12,322	$11,474
Net cash used in investing activities	(1,809)	(3,511)
Net cash provided by (used in) financing activities	728	(3,588)
Operating Activities
     Our operating activities have provided positive cash flows, primarily due to net income generated from operations, the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.
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
     We generated $12.3 million of cash from operating activities during the nine months ended January 31, 2009, primarily as a result of a $4.3 million decrease in accounts receivable due to strong collections efforts partially attributable to our relatively high accounts receivable balance as of April 30, 2008, a $2.7 million decrease in prepaid expenses, an increase of $2.3 million in other accrued liabilities offset by a decrease in accounts payable of $1.9 million, a decrease in accrued compensation and benefits of $4.1 million related to payments of sales commissions and performance bonuses earned in fiscal 2008, and reduction in deferred revenue of $3.8 million. In addition, we had a net income of $5.6 million for this period, which included non-cash charges of $4.6 million for stock-based compensation expense and $2.5 million of depreciation and amortization.
     We generated $11.5 million of cash from operating activities during the nine months ended January 31, 2008, primarily as a result of a $6.1 million decrease in accounts receivable due to strong collections, a $1.0 million decrease in prepaid expenses, a $0.7million increase in other accrued liabilities, and a $1.8 million increase in deferred revenues, offset by a $0.5 million decrease in our accrued compensation and benefits as a result of our payment of sales commissions and performance bonuses earned during the period, and further offset by a $2.0 million decrease in our accounts payable due to the timing of our payment obligations. In addition, we had a net loss of $0.9 million for this period, which included non-cash charges of $3.4 million for stock-based compensation expense and $1.8 million of depreciation and amortization.
      Investing Activities
     During the nine months ended January 31, 2009 and 2008, we used $1.8 million and $3.5 million in cash, respectively, for investing activities, all of which was related to capital expenditures associated with computer equipment and furniture and fixtures in support of the expansion of our infrastructure and work force.

Financing Activities
     During the nine months ended January 31, 2009, we generated $0.7 million of cash from financing activities, comprised primarily of $2.4 million from net proceeds from the exercise of stock options, offset by $1.7 million in payments for prepaid software licenses used as a component in our product sales. During the nine months ended January 31, 2008, cash used in financing activities was $3.6 million, comprised primarily of $1.4 million in payments for capital lease obligations and prepaid licenses for software used as a component in some of our products, and $3.0 million in payments related to our IPO preparation costs, offset by $0.8 million from net proceeds from the exercise of stock options.
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
Off-Balance Sheet Arrangements
     As of January 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less. There were no material changes to our contractual obligations and commitments during the three or nine months ended January 31, 2009.
     The following table is a summary of our contractual obligations as of January 31, 2009:

	Payments Due by Period
	Total	Remainder of FY 2009	FY 2010	FY 2011	FY 2012	Thereafter
	(in thousands)
Operating lease obligations	$10,134	$559	$2,250	$1,988	$2,068	$3,269
Accrued contractual obligations.	517	488	26	3	—	—

Total	$10,651	$1,047	$2,276	$1,991	$2,068	$3,269

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
     Interest Rate Risk. Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash and cash equivalents totaling $82.9 million as of January 31, 2009, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.
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
     Based on the aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     We launched our ESM products in January 2002 and our first Logger product in December 2006. Because we have a limited operating history, and the market for our products is rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $5.6 million for the nine months ended January 31, 2009, we do have a history of losses from operations, incurring losses from operations of $2.0 million, $0.3 million, and $16.8 million for the fiscal years ended April 30, 2008, 2007, and 2006, respectively. As of January 31, 2009, our accumulated deficit was $41.1 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we will continue to incur significant losses and will not become profitable. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to achieve profitability and our losses may increase. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
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
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	the timing of satisfying revenue recognition criteria, including establishing VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector, which may cause seasonal variation as our business and the market for compliance and security management software solutions matures;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as financial services and retail, such as the recent and continuing severe deterioration in global and U.S. economic and financial market conditions; and

•	the impact of FIN 48, a recently adopted accounting interpretation which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM product and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM product involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, customer uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. The recent deterioration in global and U.S. economic and financial market conditions has increased the duration and intensity of our sales efforts as customers enhance their review of spending decisions. In addition, we have less experience with sales of Logger and our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and the value of our products, including their technical capabilities and potential cost savings to the organization. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
     The length of our sales cycle, from initial evaluation to delivery of products, tends to be long and varies substantially from customer to customer. Our sales cycle is typically three to six months but can extend to more than a year for some sales. We typically recognize a large portion of our product revenues in the last few weeks of a quarter. It is difficult to predict exactly when, or even if, we will actually make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large product transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are delayed. As a result of these factors, it is difficult for us to accurately forecast product revenues in any quarter. Because a substantial portion of our expenses are relatively fixed in the short term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline significantly.
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
     We have less experience with sale, manufacture, delivery, service and support of Logger and our other appliance products and rely on a single contract manufacturer for manufacture and fulfillment of our appliance products, and as a result we may be unable to successfully forecast demand or fulfill orders for these appliance products.
We introduced our first Logger product in fiscal 2007. Prior to June 2006, we offered only software products and related services, and as a result have less experience with sales of appliance-based products than we have with our flagship ESM products. Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes with which we have less experience. For example, if we fail to accurately predict demand and as a result our manufacturer maintains insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. As the size of individual orders increases, we may be unable to cause delivery, particularly near the end of quarterly periods, of large unforecasted orders. In addition, we use a single source for manufacture and fulfillment of our appliance products and if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, if it is no longer financially viable or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, in particular if a disruption occurs near the end of a fiscal period. Disruptions in the manufacture and fulfillment of our products could damage our reputation and relationships with our customers and result in revenue declines and a negative effect on our growth prospects. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. If we are unable to successfully perform these functions or develop a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed. In addition, the process of obtaining additional or alternative capacity with another contract manufacturer would likely result in an increase of cost of goods sold, which could negatively impact our financial performance if we are unable to offset such increases with increases in the prices we charge our customers.
     Because we derive a majority of our revenues from ArcSight ESM and related products and services, any failure of this product to satisfy customer demands or to achieve increased market acceptance will harm our business, operating results, financial condition and growth prospects.
     We have derived a majority of our product revenues from ArcSight ESM and related products. Demand for ArcSight ESM is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions or other risks described in this Quarterly Report on Form 10-Q. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of ArcSight ESM, our business, operating results, financial condition and growth prospects will be adversely affected.
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
     The market for enterprise compliance and security management and log archiving products is intensely competitive, and we expect competition to increase in the future. A significant number of companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Companies competing with us may introduce products that are more competitively priced, or with an entirely different pricing or distribution model, have greater performance or functionality or incorporate technological advances that we have not yet developed or implemented.
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
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the nine months ended January 31, 2009 and in fiscal years ended April 30, 2008, 2007 and 2006 we derived 18%, 20%, 32% and 38% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
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
     Our ESM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM platform, requires training of the end user. If our products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM platform requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. Similarly, our Logger products, while less complex than our ESM products, are often distributed through channel partners and sold to customers with smaller or less sophisticated IT departments, which may result in sub-optimal installation and consequently performance that is less than the level anticipated by the end user. Because our customers rely on our product, services and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products or our failure to properly provide consulting and implementation services and maintenance to our customers may result in negative publicity or legal claims against us.
     In addition, if customer personnel are not well trained in the use of our products, customers may defer the deployment of our products, may deploy them in a more limited manner than originally anticipated or may not deploy them at all. If there is substantial turnover of the customer personnel responsible for implementation and use of our products, our product may go unused and our ability to make additional sales may be substantially limited.
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
     In the nine months ended January 31, 2009 and in fiscal years ended April 30, 2008, 2007 and 2006, we derived 27%, 33%, 23% and 21% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Canada, China, France, Germany, Hong Kong, India, Japan, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 287 employees as of April 30, 2007 to 383 employees as of January 31, 2009. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
     Future acquisitions could disrupt our business and harm our financial condition and results of operations.
     We have expanded by acquisition in the past, and we may pursue additional acquisitions in the future, any of which could be material to our business, operating results and financial condition. Our ability as an organization to successfully acquire and integrate technologies or businesses on a larger scale is unproven. Acquisitions involve many risks, including the following:
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
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. During the audit of our financial statements for fiscal 2004, 2005, 2006 and 2007, “material weaknesses” in our internal control over financial reporting were identified. While we did not identify any material weaknesses in connection with the audit of our financial statements for fiscal 2008, in the future, additional material weaknesses or other areas of our internal control over financial reporting may be identified that need improvement. Given our history of material weaknesses, achieving and maintaining effective controls may be particularly challenging for us.

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
     The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the recent and continuing unprecedented volatility in the financial markets;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
     The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited, and may not obtain additional, research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us or our industry downgrade our stock or the stock of other companies in our industry, or publish inaccurate or unfavorable research about our business or industry, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
     Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.
     Our directors and executive officers, together with their affiliates, beneficially own in the aggregate 34.7% of our outstanding common stock as of March 1, 2009, including options exercisable by those holders within 60 days of that date. In addition holders that together with their affiliates hold 5% or more of our common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 31.5% of our outstanding common stock as of that date. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
     We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:
•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairman of the board, our chief executive officer, our president, a majority of our board of directors or our lead independent director, if any (none currently), is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through January 31, 2009, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.
Date: March 12, 2009	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2009	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.