Form 10-K
period 2009-04-30
ArcSight Inc
filed 2009-07-09
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was $161,486,459 based upon the closing price on The NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2008).

The number of outstanding shares of the registrant’s common stock as of July 1, 2009 was 33,142,506.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2009 Annual Meeting of Stockholders to be held on September 24, 2009 and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended April 30, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FISCAL 2009 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other filings with the Securities and Exchange Commission, or the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

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

Our security information and event management, or SIEM, platform delivers a centralized, real-time view of disparate digital alarms, alerts and status and activity messages, which we refer to as events, across geographically dispersed and heterogeneous business and technology infrastructures. Our products collect and correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats. We also provide complementary software that delivers pre-packaged analytics and reports tailored to specific compliance and security initiatives, as well as appliances that streamline event log collection, storage, analysis and reporting.

We have designed our platform to support the increasingly complex business and technology infrastructure of our customers. Our platform ships with over 275 pre-built software connectors for products from more than 80 vendors. It also integrates easily with products for which we do not provide pre-built connectors and with proprietary enterprise applications to ensure that event logs from these products are seamlessly integrated into our platform for intelligent correlation and analysis. As of April 30, 2009, we have sold our products to more than 725 customers across a number of industries and government agencies in the United States and internationally, including companies in the Fortune Top 5 of the aerospace and defense, energy and utilities, financial services, food production and services, healthcare, high technology, insurance, media and entertainment, retail and telecommunications industries, and more than 20 major U.S. government agencies.

No customer accounted for more than 10% of our revenues in fiscal 2009, 2008 or 2007. Our top ten customers accounted for 23%, 26% and 31% of our product revenues during fiscal 2009, 2008 and 2007, respectively. See Note 10 of the notes to our Consolidated Financial Statements for a discussion of total revenues by geographical region for fiscal 2009, 2008 and 2007.

Our Strategy

Our objective is to be the leading provider of compliance and security management solutions that protect enterprises and government agencies. To achieve this goal, we plan to:

•	grow our customer base by further penetrating the Global 2000, expanding into new geographies and reaching into the mid-market;

•	further penetrate our existing customers by expanding their use of our platform across the enterprise and extending their use of our products to new use cases;

•	extend and broaden our partner network and improve the effectiveness of our channel partners;

•	extend our expertise in compliance and security best practices and launch new and innovative applications that open up additional markets or address specific compliance and security needs and use cases; and

•	extend our value proposition to additional event sources and business use cases beyond traditional compliance and IT security.

Our Solutions and Products

The primary components of our SIEM platform are our ESM products, which collect streaming data from the devices and applications in an organization’s architecture, which we refer to as event sources, translate the streaming data into a common format, and then process the data with our correlation engine in which complex algorithms determine if events taking place conform to normal patterns of behavior, established security policies and compliance regulations. A single device or application can generate thousands of events in a single day, most of which are low priority and typically provide information about a narrow aspect of the infrastructure or only a portion of the threat or compliance risk involved. Our ESM products identify and prioritize high-risk activity and present a consolidated view of threats to, and compliance risks and other events in, the business and technology infrastructure in rich, graphical displays. In addition, through our ArcSight Logger appliances, we enable efficient and scalable collection, storage, analysis and reporting of terabytes of enterprise log data for compliance requirements or forensic analysis. Our customers enhance the value of other compliance and security products in their business and technology infrastructure by integrating them with our platform. Key benefits of our solutions include:

•	Enterprise-Class Technology and Architecture. We design our solutions to serve the needs of the largest organizations, which typically have highly complex, geographically dispersed and heterogeneous business and technology infrastructures. We deliver enterprise-class solutions by providing interoperability, flexibility, scalability and efficient archiving.

•	Intelligent Correlation. Our correlation engine intelligently distills millions of events occurring daily into information that allows customers to identify, analyze, prioritize and respond to specific threats, compliance violations and other events of interest.

•	Cost-Effective Storage. Our log management suite provides easy, scalable, cost-effective storage and enables customers to demonstrate the integrity and availability of log data both in transit and at rest, facilitating automated compliance reporting and reducing the cost of audits.

•	Reporting and Visualization. We present threat, compliance risk and other event information through a rich and intuitive graphical user interface, through which customers can view risk across their organization in a variety of ways, address internal and external compliance requirements and communicate the value and effectiveness of the organization’s security operations.

Customers can enhance these key benefits through deployment of one of our solution packages, which are combinations of leading compliance and security management products that focus on security or particular compliance needs, ranging from Sarbanes-Oxley (SOX) to Federal Information Security Management Act (FISMA) to Payment Card Industry (PCI). For example, our recently launched solution package for North American Electric Reliability Corporation (NERC) Critical Infrastructure Protection, or CIP, includes ArcSight ESM, ArcSight Logger, ArcSight Connectors, ArcSight TRM (Threat Response Manager), ArcSight IdentityView and ArcSight Compliance Insight Package for NERC CIP standards 002-009. These components allow a variety of deployments for compliance with NERC CIP standards 002-009. Our family of leading compliance and security management products include:

ArcSight ESM.  ArcSight ESM, our flagship product, is designed specifically to address the compliance, security and business risk concerns of large, geographically-distributed organizations with complex, heterogeneous IT environments. ArcSight ESM serves as a centralized system for understanding and managing risks across an organization’s entire business and technology infrastructure. In conjunction with our ArcSight Connectors and ArcSight Compliance Insight Packages, the key elements within ArcSight ESM include:

•	ArcSight Manager. ArcSight Manager is server-based software that manages event aggregation and storage, controls the various elements of our platform and provides the engine for high-speed real-time correlation and incident response workflow. In 2008, we made an appliance version of ArcSight Manager available to facilitate procurement and provide turnkey deployment to address the needs of some mid-market customers. ArcSight Manager comes with standard rules that address common compliance and security issues and business risks. It also provides an intuitive system that enables customers to write customized rules that apply an organization’s compliance and security policies into the real-time analytics of the correlation engine as well as seamless integration with rules generated by our ArcSight Pattern Discovery product. ArcSight Manager enables real-time collaboration and case management among security analysts, to track risk-prioritized response and remediation. In addition, it provides case resolution metrics to demonstrate compliance and security process and control effectiveness. Our case management system also can integrate with third-party trouble ticketing systems, such as BMC Software. Our architecture was designed to allow customers to scale from a single centralized deployment to a distributed, global deployment by deploying additional Managers that work in concert.

•	ArcSight Console, ArcSight Web and ArcSight Viewer. ArcSight Console is the primary user interface to interact with and control ArcSight ESM. Through its intuitive interface, the Console provides administrators, analysts and operators with graphical data summaries and an intuitive interface to perform tasks ranging from real-time monitoring and analysis to incident investigation and response to system administration and authoring of new content. The Console is highly configurable to reflect individual customer environments and can display threat and risk information in a wide variety of formats including by geography, by division or line of business, by type of threat, and by compliance or policy initiative. With ArcSight Console, customers can run a wide variety of reports to answer internal and external compliance audits and communicate the value and effectiveness of the organization’s security operations. We also provide an authoring system that customers can use to create new reports to meet their specific business needs. ArcSight ESM contains hundreds of standard report templates that immediately address common compliance, security and business risk reporting requirements. To facilitate remote access for IT administrators as well as provide a portal for line-of-business viewing of status summaries and scheduled reports, our ArcSight Web product provides browser-based access to all Console functions and content, except administration and authoring, and our ArcSight Viewer product provides browser-based read-only access to all Console content.

ArcSight Logger.  ArcSight Logger, a suite of appliances available in a variety of feature sets and capacities, enables organizations to collect and store event data in support of compliance and security requirements. Our ArcSight Logger appliances provide customers with an easily searchable log data repository, together with reporting capabilities, that can be leveraged across networking, security and IT operations teams. As with ArcSight ESM, ArcSight Logger provides administrators, analysts and operators with graphical data summaries and an intuitive interface to perform search, reporting and management tasks. Access controls and intelligent search technology enable customers to interact with historical raw event data for insight into specific events. ArcSight Logger currently captures raw logs at sustained rates of up to 100,000 events per second per appliance and provides approximately 10:1 compression capability of event data, storing 30 terabytes or more of data per appliance. Multiple ArcSight Logger appliances can be deployed to linearly scale both storage and performance. Large organizations with multiple administrative domains or managed security service providers can choose to deploy multiple ArcSight Logger appliances in a hierarchical or peer-to-peer manner to extend capacity and performance as needed. Because multiple ArcSight Logger appliances operate as an array, a comprehensive view into enterprise-wide log data remains available. ArcSight Logger can flexibly and selectively forward security events to ArcSight ESM for real-time, cross-device correlation, visualization and threat detection. In turn, ArcSight ESM can send correlated alerts back to ArcSight Logger for archival and subsequent retrieval. As with our ESM products, our ArcSight Logger products are deployed in conjunction with our ArcSight Connectors and are also the basis for their own add-on Compliance Insight Packages.

ArcSight Express.  ArcSight Express is a pre-packaged set of appliances, and designed to serve as a “security expert in a box” for mid-sized organizations without the resources or in-house compliance and security expertise needed to deploy a large enterprise-scale system and to build custom threat detection rules, dashboards and reports. Our ArcSight Express products provide a simplified, easy-to-use correlation appliance coupled with a similarly simplified and easy-to-use log management appliance for long term storage, as well as pre-built expert rules, dashboards and reports that were developed through years of advanced deployments targeted at the compliance and security needs of mid-market organizations. These appliances work with our ArcSight Connector and ArcSight Compliance Insight Package products and are available with a variety of feature sets and capacities allowing rapid procurement and deployment at a cost appropriate for a range of mid-market customers.

ArcSight Connectors.  Connectors are software or appliances that collect event data streams from sources across an organization’s business and technology infrastructure and feed that event data to our ESM, ArcSight Logger and ArcSight Express products. Our connector appliances are available in a range of feature sets and throughput capacities. These connectors implement extensive normalization and categorization capabilities to restructure event data into a common taxonomy so events from hundreds of different sources can be compared meaningfully and queried systematically irrespective of which device is reporting the information. The normalized event data stream is then intelligently aggregated and compressed to eliminate irrelevant and duplicate messages and reduce bandwidth and storage consumption. Our SmartConnectors receive and translate event data streams from over 275 different devices and applications from more than 80 vendors and in more than 36 different solution categories. Further, using our FlexConnector toolkit, our customers can create custom connectors tailored to their environment, such as for new products, proprietary applications and mainframe and other legacy systems. Our connectors can be deployed on intermediate collection points, such as third-party management consoles, where available, avoiding the requirement to provision our connectors directly onto end devices.

ArcSight Compliance Insight Packages.  We offer pre-packaged software solutions that enable our ESM, ArcSight Logger and ArcSight Express products to provide technical-and business-level checks on corporate compliance with regulatory and policy requirements for perimeter security, protection of key business processes, threat management and incident response. These packages comprise relevant rules and reports to accelerate implementation by our customers and can be customized or extended by the customer, and include tailored monitoring, assessing and reporting to address specific security, regulatory or policy concerns, including IT governance, SOX and the Japanese analogue of Sarbanes-Oxley (J-SOX), FISMA, PCI, NERC CIP standards 002-009, Gramm-Leach-Bliley Act (GLBA), Health Insurance Portability and Accountability Act (HIPAA), Basel II Framework, International Standardization Organization/International Electrotechnical Commission (ISO/IEC 27002:2005) and National Institute of Standards and Technology (NIST 800-53) compliance.

ArcSight IdentityView.  ArcSight IdentityView is an off-the-shelf add-on module for our ESM products that increases the value of customers’ existing identity and access management, or IAM, systems, allowing enterprise customers to address the insider threat and fraud risks they face as well as their compliance and audit needs. IdentityView includes specialized connectors to leading IAM systems and pre-built capabilities for correlating multiple user identities to a single identity key. Using that single identity key and the event data collected from the wide variety of data sources available to our ESM products, beyond those connected to IAM systems, IdentityView collects all of a user’s activity information and analyzes it to determine if the user is performing unauthorized activities. The pre-packaged reports and dashboards include activity-based modeling to reflect activities for a particular role, comprehensive activity reporting to track user activity across systems, automatic watch lists to track unauthorized actions, separation of duty tracking for internal control compliance, application usage tracking for license compliance and role tracking of the rights available to particular users across systems. IdentityView also utilizes the technology underlying our ArcSight Pattern Discovery module to utilize machine learning to automatically create new risk profiles employing IAM information.

ArcSight Discovery Modules.  Our ArcSight Discovery modules, which provide additional advanced analytics and visualization on our ESM products, include:

•	Our ArcSight Pattern Discovery software is a powerful complement to our correlation engine. It is an advanced pattern identification engine that retrospectively examines large amounts of security events previously collected and processed by ArcSight ESM to discover patterns of activity that may be characteristic of threats, such as emerging worms, new worm variants, self-concealing malware, and low profile, slowly developing attacks. ArcSight Pattern Discovery proactively alerts the security operations analyst about existing or emerging patterns that are not comprehended by any rules in our correlation engine, and provides the customer the option to classify the patterns and also to optionally or automatically generate new rules for our ESM products that will detect and respond to similar threatening patterns in the future.

•	Our ArcSight Interactive Discovery visualization software helps IT security professionals pan, zoom and switch perspectives across complex technical data to perform in-depth analysis of security data as well as featuring visuals and drill-down capabilities that enable non-technical employees to see relevant threat information in a non-technical format.

ArcSight TRM (Threat Response Manager).  ArcSight TRM is an appliance that enables customers to quickly and precisely reconfigure network control devices to remediate compliance, security and business risks, consistent with an organization’s policy directives. ArcSight TRM profiles a network’s topology through communication with devices without the need to install a software agent on the device. Through advanced algorithms, it can identify the exact location of any node (wireless, wired or VPN) on the network, analyze, recommend and, at the customer’s option, execute specific, policy-based actions in response to a threat, attack or other out-of-policy situation. ArcSight TRM can block, quarantine or filter undesirable users and systems at the individual port level. ArcSight TRM integrates seamlessly with ArcSight ESM to accelerate incident response by facilitating the coordination between the security and networking groups, thus improving the effectiveness of the response and acute remediation function.

ArcSight NCM (Network Configuration Manager).  ArcSight NCM is an appliance that automates the audit of network topology, maintaining protected records of all prior configurations for purposes of rollback, audit and compliance reporting. ArcSight NCM presents network topology in a visual format, allowing organizations to identify mis-configurations, redundant links and multiple wide area network (WAN) access routes. ArcSight NCM dynamically compares existing device configuration and highlights discrepancies from desired configuration policies that generally map to regulatory requirements, operational guidelines and business rules.

Maintenance and Professional Services

We offer a range of services after a sale occurs, principally installation and implementation, project planning, advice on business use cases and training services that complement our product offerings. Initial implementation of our SIEM platform typically is accomplished within two to four weeks, while our ArcSight Logger, ArcSight Express and other appliance products are typically implemented in a matter of days. On an ongoing basis, we offer consulting services and training related to application of our SIEM platform to address additional or customer-specific compliance and security issues and business risks. Following deployment, our technical support organization provides ongoing maintenance for our software and appliance products. We provide standard and, for customers that require 24-hour coverage seven days a week, premium tiers of maintenance and support, which include telephone- and web-based technical support and updates, if and when available, to our software and appliances during the period of coverage. Our three major support centers are located in Hong Kong, London and Cupertino, California. In addition, we sell an enhanced maintenance service that provides security content updates for our ESM products and extended hardware maintenance for our appliance products. These content updates reflect emerging threats and risks in the form of signature categorization, vulnerability mapping and knowledge base articles on an ongoing basis. For large enterprise customers, for which design, staffing and operation of a security operations center, or SOC, is not a part of their core IT expertise, we offer turnkey SOC service engagements through which we and our partners provide these functions and customize them for the customer.

Product Development and Technology

We have developed and continue to enhance technologies that underlie three core features incorporated into one or more of our products. These technologies include:

•	Multi-Vector Correlation. The strengths of our correlation engine are its contextual analysis, mathematical correlation, identity correlation and timestamp and time window analysis techniques, which together lead to meaning and significance in addition to identification of threats and compliance violations.

•	Scalable Architecture. We designed the architecture of our ESM products so that it can scale and adjust to the ongoing needs of an organization by offering cross-platform compatibility, utilizing a modular connector design, allowing for multi-Manager scaling and including in-memory correlation and concurrent, flexible storage.

•	Vendor Agnostic. We have developed proprietary technologies that are designed to enable deployment of our products in business and technology infrastructures with a wide range of event sources, including the creation and promotion of a common format for event sources to output their log data. Our architecture handles the complex tasks of translation, categorization and normalization of event data produced in highly heterogeneous formats and taxonomies. To further facilitate interoperability, we publish and promote an open event data format standard called Common Event Format, or CEF, including for products beyond traditional network security compliance-related devices and applications. As CEF adoption increases, the value of this standard increases and drives additional sales opportunities by accelerating event source compatibility and expanding the range of risks that our platform can address.

Research and Development

Building on our history of innovation, we believe that continued and timely development of new products and enhancements to our existing products are necessary to maintain our competitive position. Accordingly, we have invested, and intend to continue to invest, significant time and resources in our research and development activities to extend our technology leadership. At present, our research and development efforts are focused on improving and broadening the capabilities of each of our major product lines and developing additional products. We work closely with our customers as well as technology partners to understand their emerging requirements and use cases for our products. As of April 30, 2009, our research and development team had 109 employees. Our research and development expenses were $22.5 million, $19.8 million and $14.5 million during fiscal 2009, 2008 and 2007, respectively.

Sales and Marketing

We market and sell our software through our direct sales organization and indirectly through value added resellers and systems integrators. Historically, the majority of our sales are made through our direct sales organization. We structure our sales organization by function, including direct and channel sales, strategic accounts, technical pre-sales, customer and sales operations, and by region, including Americas, U.S. Federal, EMEA, APAC and Japan. As of April 30, 2009, we had 141 employees in our sales and marketing organizations.

The selling process for our products follows a typical enterprise software sales cycle. It generally involves one or more of our direct sales representatives, even when a channel partner is involved. The sales cycle for an initial sale normally takes from three to six months, but can extend to more than a year for some sales of ArcSight ESM, from the time of initial prospect qualification to consummation, and typically includes product demonstrations and proof of concepts. We deploy a combination of field account management supported by technical pre-sales specialists to manage the activities from qualification through close. After initial deployment, our sales personnel focus on ongoing account management and follow-on sales. To assist our customers with reaching their business and technical goals for their implementations of our products, our Customer Success Ownership, or CSO, organization meets with customers to determine their success criteria and to help formulate both short- and long-term plans for their deployments of our products. We also have assigned specific sales personnel to our larger, more diverse and often global customers in order to understand their individual needs and increase customer satisfaction.

We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet IT needs, and we use resellers to augment our internal resources in international markets and, to a lesser extent, domestically. Our agreements with our channel partners are generally non-exclusive. Historically, we used our channel partners to support direct sales of our SIEM platform products. Sometimes we are required by our U.S. government customers to utilize particular resellers. We anticipate that we will derive a significant portion of our ArcSight Express sales through channel partners. We also anticipate that we will derive a substantial portion of our ArcSight Logger product sales to the mid-market through channel partners. We are currently engaged in a program to increase the effectiveness of our channel partners, while continuing to broaden our channel program, but with a decreased emphasis on adding new channel partners. In part to address the mid-market, we created a dedicated channel team in each of our geographic regions responsible for recruiting, managing and supporting our channel partners and for developing channel partners that will operate more independently.

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

Competition

Our primary product is ArcSight ESM, the key elements of which are the ESM Manager, the connectors and the related toolkit for the creation of custom connectors and the Consoles that serve as the primary user interface. In addition, we offer complementary software for our ESM products that delivers pre-packaged analytics and reports tailored to specific compliance and security initiatives, as well as our complementary appliance products, such as ArcSight Logger which assists our customers in log collection and storage, and ArcSight Express which provides a correlation appliance coupled with log management capabilities.

We believe that the market for a compliance and security management software platform that collects and correlates event data from across a heterogeneous IT infrastructure, which we are addressing with ArcSight ESM, is a developing market. Existing competitors for a platform-wide solution such as ArcSight ESM primarily are specialized, privately held companies, such as Intellitactics and netForensics, as well as larger companies such as CA, Cisco, EMC, IBM, Novell and Symantec. A greater source of competition is represented by the custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. In addition, some organizations have outsourced these functions to managed security services providers.

In addition to our existing competitors for our ESM products, we believe that we face potential competition from a wide variety of sources that could become effective competitors. Many large, integrated software companies offer suites of products that include software applications for compliance and security and enterprise management. Hardware vendors, including diversified, global concerns, also offer products that address other compliance and security needs of the enterprises and government agencies that comprise our target market. If and to the extent that the market for our software platform continues to grow, we expect that large software and hardware vendors may seek to enter this market, either by way of the organic development of a competing product line or through the acquisition of a competitor.

For our ESM products, we believe that we compete principally on the basis of functionality, analytical capability, scalability, interoperability with other components of the network and business infrastructure, and customers’ ability to successfully and rapidly deploy the product. We believe that we compete favorably with our existing competitors with respect to these factors. However, we may be at a competitive disadvantage when seeking customers that do not require the full range of features and functionality available in our ESM products, especially those that may be price sensitive, which may particularly be the case for smaller organizations. Those potential customers may instead elect to purchase a less feature-rich product.

The market for our ArcSight Logger products is also competitive. We expect that to be successful in addressing this market we will need to work effectively with channel partners. We are unable to predict the extent to which we will be successful selling these products independently of sales of our ESM products. Further, we may be at a disadvantage in dealing with our channel partners, who also may have relationships with large competitors that offer a wide variety of products.

Current competitors for sales of our ArcSight Logger products include specialized, privately-held companies, such as LogLogic and SenSage. In addition to these current competitors, we expect to face competition for our appliance products from both existing large, diversified software and hardware companies, from specialized, smaller companies and from new companies that may seek to enter this market. The primary competitive factors for our appliance products are functionality, price, scalability, interoperability with other components of the network and customers’ ability to successfully and rapidly deploy the product. We believe that we currently compete favorably with respect to these factors.

Mergers, acquisitions or consolidations by and among actual and potential competitors present heightened competitive challenges to our business. We believe that consolidation in our industry may increase the competitive pressures we face on all our products. Further, continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms.

Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings. The consolidation in our industry increases the likelihood of competition based on integration or bundling. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver.

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

Patents and Patent Applications.  We have seven issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents, expire between 2024 and 2027. We do not know whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims, except that some of our patent applications have received office actions and in some cases we have modified the claims. Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Oracle License Agreement.  We license database software from Oracle that we integrate with our ESM products. Our agreement with Oracle, which runs through May 2011, permits us to distribute Oracle database software embedded in our ESM products. Under this agreement, we have agreed to make third-party royalty payments totaling $4.8 million over the term of the license. The agreement allows us to offer this database software to our customers and partners that may not have previously acquired their own database management software.

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

Employees

As of April 30, 2009, we had a total of 400 employees, consisting of 141 employees in sales and marketing, 109 employees in research and development, 60 employees in professional services, 36 employees in support and 54 employees in general and administrative functions. A total of 64 employees are located outside the United States. None of our employees is represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good and have never experienced a work stoppage.

Corporate History and Information

We were incorporated in Delaware on May 3, 2000 as Wahoo Technologies, Inc. On March 30, 2001, we changed our name to ArcSight, Inc. Our principal executive offices are located at 5 Results Way, Cupertino, California 95014, and our telephone number is (408) 864-2600. We launched our first product in January 2002, and made our first product sale in June 2002. Following the completion of our fiscal year ended December 31, 2002, we changed our fiscal year end to April 30. As a result of the change, the first full fiscal year in which we sold our products and services was the fiscal year ended April 30, 2004. Our revenues have grown from $0.2 million in the fiscal year ended December 31, 2002 and $15.3 million in fiscal 2004 to $136.2 million in the fiscal year ended April 30, 2009. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We made our first sale to the U.S. federal government in September 2002 and our first sale internationally in December 2002. We completed our initial public offering, or IPO, in February 2008.

We believe that our product revenue has been somewhat seasonal historically, with the first quarter of our fiscal year typically having relatively lower product revenue and the fourth quarter of our fiscal year typically having relatively higher product revenue. See the discussion of seasonality under “Sources of Revenues, Cost of Revenues and Operating Expenses — Product Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more complete description of the factors contributing to seasonal variation in our business.

We released version 1.0 of our flagship ESM product, which featured a proprietary security taxonomy that normalizes and categorizes data to enable cross-device, cross-vendor, time-based correlation as well as connectors based on a common architecture, in January 2002. Version 2.0 was released in November 2002, integrating vulnerability and asset criticality information to the data analyzed in order to prioritize security events. Version 2.5, released in September 2003, added real-time geospatial mapping to the incoming event stream as well as advanced visual analysis tools, such as three-dimensional dashboard monitors to enable more efficient analysis and response. In July 2004, we released version 3.0, which included real-time analyst collaboration and an enhanced security taxonomy. At that time, we also launched our ArcSight Pattern Discovery product. We released version 3.5 in November 2005, adding quality of service metrics, improved performance, richer reporting and auditing. We introduced the first of our compliance insight packages in January 2006. In June 2006, we acquired substantially all of the assets of Enira Technologies, LLC, primarily consisting of the predecessors to our ArcSight TRM and ArcSight NCM products. We launched our ArcSight TRM and ArcSight NCM products in June 2006 and our initial ArcSight Logger product in December 2006. We announced the availability of version 4.0 of our ESM product in May 2007. This release introduced integrated identity and role-based correlation capabilities as well as significant improvements to asset management capability and scalability. We released the availability of our ESM software as an appliance and the availability of IdentityView in June 2008, availability of version 3.0 of our ArcSight Logger products in September 2008 and the availability of our initial ArcSight Express product in April 2009.

“ArcSight” and the ArcSight logo are registered trademarks of ArcSight in the United States and in some other countries. Where not registered, these marks and “ArcSight Console,” “ArcSight Express,” “ArcSight Manager,” “ArcSight Web,” “FlexConnector,” “IdentityView,” “ArcSight Logger,” “ArcSight NCM,” “SmartConnector” and “ArcSight TRM,” “ArcSight Viewer,” “ArcSight Interactive Discovery” and “ArcSight Pattern Discovery” are trademarks of ArcSight.

Available Information

Our Internet address is www.arcsight.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants, such as ArcSight, that file electronically with the SEC. The address of the website is www.sec.gov. In addition, you may read and copy any filing that we make with the SEC at the public reference room maintained by the SEC, located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

Item 1A.	Risk Factors

Risk Related to Our Business and Industry

We operate in an emerging and evolving market and have a history of losses, and we are unable to predict the extent of any future losses.

We launched our ESM products in January 2002 and our first ArcSight Logger product in December 2006. Because the market for our products is relatively new and rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $9.9 million for the fiscal year ended April 30, 2009, we have a history of losses from operations, incurring losses from operations of $1.4 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of April 30, 2009, our accumulated deficit was $36.8 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand and improve the effectiveness of our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we may not continue to be profitable in future periods. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.

Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance.

Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, revenues in fiscal 2006 and prior years excluded revenues related to multiple element sales transactions consummated in that year that were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. In fiscal 2008 and 2007, we either delivered these product elements, or we and our customers amended the contractual terms of these sales transactions to remove the undelivered product elements. Our operating results in any particular quarterly period in fiscal 2010 may be similarly impacted as we recognize this previously deferred revenue. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that may choose to cover our stock, the price of our common stock could decline substantially.

In addition to other risk factors listed in this section, factors that may affect our operating results include:

•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	the timing of satisfying revenue recognition criteria, including, for example, establishing (1) VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period, and (2) sufficient history with respect to our newly introduced appliance licensing model such that revenue recognition criteria would be met on shipment of our appliances, rather than delaying revenue recognition until payment for these transactions in which we will be required to do until such history is established;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as the impact of the recent and continuing severe deterioration in global and U.S. economic and financial market conditions on the financial services and retail industries; and

•	the impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, or FIN 48, which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM products and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM products involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. The recent and continuing severe deterioration in global and U.S. economic and financial market conditions has increased the duration and intensity of our sales efforts as customers enhance their review of spending decisions. In addition, we have less experience with sales of ArcSight Logger, ArcSight Express and our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and their technical capabilities, as well as the value of our products, including the potential cost savings to the organization that our products may generate. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.

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

We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet information technology, or IT, needs. We also use resellers to augment our internal resources in international markets and, to a lesser extent, domestically. We may be required by our U.S. government customers to utilize particular resellers that may not meet our criteria for creditworthiness, and revenues from those resellers may not be recognizable until receipt of payment. We have derived, and anticipate that in the future we will continue to derive, a substantial portion of the sales of ArcSight Logger and other appliance products through channel partners, including parties with which we have not yet developed relationships. We expect that channel sales will represent a substantial portion of our U.S. government and international revenues for the foreseeable future and, we believe, a growing portion of our U.S. commercial revenues. We may be unable to successfully expand and improve the effectiveness of our channel sales program. If we do not successfully execute our strategy to increase channel sales, particularly to further penetrate the mid-market and sell our appliance products, our growth prospects may be materially and adversely affected.

Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners do not effectively market and sell our products, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected, particularly in the public sector, the mid-market and internationally. Similarly, the loss of a substantial number of our channel partners, who may cease marketing our products and services with limited or no notice and with little or no penalty, and our possible inability to replace them, the failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations. In addition, changes in the proportion of our revenues attributable to sales by channel partners, which are more likely than direct sales to involve collectability concerns at the time of contract execution and product delivery, may cause our operating results to fluctuate from period to period.

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

We introduced our first ArcSight Logger product in fiscal 2007 and are currently developing new versions of this product, ESM and the other products in our SIEM platform, as well as new complementary products. Our growth strategy and future financial performance will depend, in part, on our ability to market and sell these products and to diversify our offerings by successfully developing, timely introducing and gaining customer acceptance of new products.

The software in our products, particularly our ArcSight ESM and ArcSight Express products, is especially complex because it must recognize, effectively interact with and manage a wide variety of devices and applications, and effectively identify and respond to new and increasingly sophisticated security threats and other risks, while not impeding the high network performance demanded by our customers. The typical development cycle for a patch to our ESM software is one to three months, a service pack is four to six months and a new version or major sub-version is 12 to 18 months, if and when available. Customers and industry analysts expect speedy introduction of software to respond to new threats and risks and to add new functionality, and we may be unable to meet these expectations. Since developing new products or new versions of, or add-ons to, existing products is complex, the timetable for their commercial release is difficult to predict and may vary from our historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as new threats affect our customers. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and introducing on a timely basis new and effective products, upgrades and services that can respond adequately to new security threats, our competitive position, business and growth prospects will be harmed.

Diversifying our product offerings and expanding into new markets will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investment of time and resources in the development and training of our channel and strategic partners and will entail significant risk of failure. Sales of our ArcSight Logger and ArcSight Express products and other products that we may develop and market may reduce revenues of our flagship ESM product and our overall margin by offering a subset of features or capabilities of our flagship ESM products at a reduced price with a lower gross margin. If the average selling price for orders of such alternate products is lower, we may need to sell to a larger number of customers to achieve equivalent revenues, potentially incurring increased sales, marketing and general and administrative expenses in support of those sales. Moreover, increased emphasis on the sale of our appliance products, add-on products or new product lines could distract us from sales of our core ArcSight ESM offering, negatively affecting our overall sales. If we fail or delay in diversifying our existing offerings or expanding into new markets, or we are unsuccessful competing in these new markets, our business, operating results and prospects may suffer.

If we are not able to maintain and enhance our brand, our business and operating results may be harmed.

We believe that maintaining and enhancing our brand identity is critical to our relationships with, and to our ability to attract, new customers and partners. The successful promotion of our brand will depend largely upon our marketing and public relations efforts, our ability to continue to offer high-quality products and services, and our ability to successfully differentiate our products and services from those of our competitors, especially to the extent that our competitors integrate or bundle competitive offerings with a broader array of products and services that they may offer. Our brand promotion activities may not be successful or yield increased revenues. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of our products and services in these new areas. Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new markets. To the extent that these activities yield increased revenues, these revenues may not offset the expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and channel partners, all of which would harm our business, operating results and financial condition.

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

The market for enterprise compliance and security management and log collection and storage products is intensely competitive, and we expect competition to increase in the future. A significant number of companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Companies competing with us may introduce products that have greater performance or functionality or incorporate technological advances that we have not yet developed or implemented. In addition, companies competing with us may price their products more competitively than ours, or have an entirely different pricing or distribution model, such as making introductory versions with limited functionality available as freeware products.

Our competitors include large software companies, software or hardware network infrastructure companies, smaller software companies offering more narrowly focused enterprise compliance and security management and log collection and storage products, and small and large companies offering point solutions that compete with components of our platform or individual products. Existing competitors for a compliance and security management software platform solution such as our ESM products primarily are specialized, privately-held companies, such as Intellitactics and netForensics, as well as larger companies such as CA, Cisco, EMC, IBM, Novell and Symantec. Current competitors for sales of our ArcSight Logger products include specialized, privately-held companies, such as LogLogic and SenSage. In addition to these current competitors, we expect to face competition for our appliance products from existing large, diversified software and hardware companies, from specialized, smaller companies and from new companies that may seek to enter this market.

Another source of competition is represented by the custom internal efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. Many companies, in particular large corporate enterprises, have developed software internally that is an alternative to our enterprise compliance and security management and log collection and storage products. Wide adoption of our Common Event Format, which we are promoting as a standard for event logs generated by security and other products, may facilitate this internal development.

Wide adoption of our Common Event Format may also allow our competitors to offer products with a degree of compatibility similar to ours or may facilitate new entrants into our business. New competitors may emerge and rapidly acquire significant market share due to factors such as greater brand name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources and experience. If these new competitors are successful, we would lose market share and our revenues would likely decline.

Mergers or consolidations among our competitors, or acquisitions of our competitors by large companies, present heightened competitive challenges to our business. For example, in recent years IBM has acquired Internet Security Systems, Inc., Micromuse and Consul, Novell acquired e-Security and EMC acquired Network Intelligence. These acquisitions will make these combined entities potentially more formidable competitors to us if their products and offerings are effectively integrated. Continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and, consequently, customers’ willingness to purchase from those firms.

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

As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies have reduced, and could continue to reduce, the price of their enterprise compliance and security management, log collection and storage products and managed security services, resulting in intensified pricing pressures within our market.

Increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Our larger competitors also may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, geographic presence, or provide customers a broader range of services and products and price. In addition, large competitors may have more extensive relationships within large enterprises, the federal government or foreign governments, which relationships may provide them with an advantage in competing for business with those potential customers. Our ability to compete will depend upon our ability to provide better performance than our competitors at a competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that we will be able to compete successfully in the future.

We may not be able to compete effectively with companies that integrate or bundle products similar to ours with their other product offerings.

Many large, integrated software companies offer suites of products that include software applications for compliance and security management. In addition, hardware vendors, including diversified, global concerns, offer products that address the compliance and security needs of the enterprises and government agencies that comprise our target market. Further, several companies currently sell software products that our customers and potential customers have broadly adopted, providing them a substantial advantage when they sell products that perform functions substantially similar to some of our products. Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings. The consolidation in our industry increases the likelihood of competition based on integration or bundling. Customers may also increasingly seek to consolidate their enterprise-level software purchases with a small number of larger companies that can purport to satisfy a broad range of their requirements. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for our products, which would adversely affect our business, operating results and financial condition. Similarly, if customers seek to concentrate their software purchases with a few large providers, we may be at a competitive disadvantage.

We have less experience with sale, manufacture, delivery, service and support of ArcSight Logger and our other appliance products and rely on a single contract manufacturer for manufacture and fulfillment of our appliance products, and as a result we may be unable to successfully forecast demand or fulfill orders for these appliance products.

We introduced our first ArcSight Logger product in fiscal 2007. Prior to June 2006, we offered only software products and related services, and as a result have less experience with sales of appliance-based products than we have with our flagship ESM products. Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes with which we have less experience. For example, if we fail to accurately predict demand and as a result our manufacturer maintains insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. As the size of individual orders increases, we may be unable to cause delivery of large unforecasted orders, particularly near the end of quarterly periods. In addition, we use a single source for manufacture and fulfillment of our appliance products and if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, if it is no longer financially viable or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period. Disruptions in the manufacture and fulfillment of our products could damage our reputation and relationships with our customers and result in revenue declines and a negative effect on our growth prospects. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. If we are unable to successfully perform these functions or develop a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed. In addition, the process of obtaining additional or alternative capacity with another contract manufacturer would likely result in an increase of cost of goods sold, which could negatively impact our financial performance if we are unable to offset such increases with increases in the prices we charge our customers.

We face risks related to customer outsourcing to managed security service providers.

Some of our customers have outsourced the management of their IT departments or the network security operations function to large systems integrators or managed security service providers, or MSSPs. If this trend continues our established customer relationships could be disrupted and our products could be displaced by alternative system and network protection solutions offered by systems integrators or MSSPs. Significant product displacements could impact our revenues and have a negative effect on our business. While to date we have developed a number of successful relationships with MSSPs, they may develop or acquire their own technologies rather than purchasing our products for use in provision of managed security services.

Seasonality may cause fluctuations in our operating results.

We believe that our product revenue has been somewhat seasonal historically, with the first quarter of our fiscal year typically having relatively lower product revenue, the second and third quarters of our fiscal year increasing from there and the fourth quarter of our fiscal year typically having relatively higher product revenue. We believe that this seasonality results from a number of factors, including:

•	the fiscal year end procurement cycles of both our government and commercial customers;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector;

•	the timing of our annual sales “club” for top performers and annual training for our entire sales force in our first fiscal quarter;

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions;

•	sales to customers with a standard December 31 fiscal year end that may positively impact our license revenue in the third quarter of our fiscal year; and

•	the structure of our direct sales incentive and compensation program, which may reinforce the tendency of our direct sales team to book the largest volume of deals toward the end of our fiscal year.

The timing of our quarterly period boundaries and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. We expect these seasonal factors to continue to impact our business in the future, and any seasonality that we experience may cause fluctuations in our operating results. We believe that our rapid historical growth, the timing of the launch of new products and the timing of large product sales transactions near period boundaries, may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. They may do so again in the future. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially adversely affect our results of operations in the future.

Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the fiscal years ended April 30, 2009, 2008 and 2007, we derived 22%, 20% and 32% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:

•	changes in fiscal or contracting policies or decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues; and

•	potential delays or changes in the government appropriations process

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

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we and our channel partners do business with U.S. government agencies. These laws and regulations may impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, and penalties, termination of contracts and suspension or debarment from government contracting for a period of time with U.S. government agencies. Any such damages, penalties, disruption or limitation in our ability to do business with the U.S. government could have a material adverse effect on our business, operating results and financial condition.

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

Because we offer very complex products, undetected errors, failures or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. Despite testing by us, errors, failures or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures and bugs in some of our product offerings after their introduction.

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

Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Our product liability insurance may not be adequate. Further, provisions in our license agreements with end users that limit our exposure to liabilities arising from such claims may not be enforceable in some circumstances or may not fully protect us against such claims and related liabilities and costs. Defending a lawsuit, regardless of its merit, could be costly and could limit the amount of time that management has available for day-to-day execution and strategic planning or other matters.

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

Our ESM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM products, requires training of the end user. If our products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM products requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. Similarly, our ArcSight Express product, and to a lesser extent our ArcSight Logger products, while less complex than our ESM products, are often distributed through channel partners and sold to customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal installation and, consequently, performance that is less than the level anticipated by the end user. Because our customers rely on our product, service and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, our failure to properly provide consulting and implementation services and maintenance to our customers or our failure to properly provide SOC services may result in negative publicity or legal claims against us.

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

A key feature of ArcSight ESM is that it provides out-of-the-box support for many third-party devices and applications that the customer may use in its business and technology infrastructure. To provide effective interoperability, we work with individual product vendors to develop our SmartConnectors, which allow our ESM ArcSight Logger and ArcSight Express products to interface with third party products. In addition, we are promoting the adoption of our Common Event Format as a standard way to format system log events. Some of these technology partners are current or potential competitors of ours. If we are unable to develop and maintain effective relationships with a wide variety of technology partners, if companies adopt more restrictive policies with respect to, or impose unfavorable terms and conditions on, access to their products, or if our Common Event Format is not widely adopted, we may not be able to continue to provide our customers with a high degree of interoperability with their existing IT and business infrastructure, which could reduce our sales and adversely affect our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

In fiscal years ended April 30, 2009, 2008 and 2007, we derived 27%, 33% and 23% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•	longer payment cycles and difficulties in collecting accounts receivable, especially in emerging markets, and the likelihood that revenues from international resellers and customers may need to be recognized when cash is received, at least until satisfactory payment history has been established;

•	the need to localize our products and licensing programs for international customers;

•	differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import or export of encryption technologies and our appliance-based products, which could delay or prevent the sale or use of our products in some jurisdictions;

•	weaker protection of intellectual property rights in some countries; and

•	overlapping of different tax regimes.

Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition and growth prospects.

Our business in countries with a history of corruption and transactions with foreign governments increase the risks associated with our international activities.

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe and the Middle East, and further expansion of our international selling efforts may involve additional regions, including Africa, Russia and South America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants, sales agents and channel partners. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Failure to protect our intellectual property rights could adversely affect our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have seven issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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

We utilize various types of software licensed from unaffiliated third parties in order to provide certain elements of our product offering. For example, we license database software from Oracle that we integrate with our ESM product. Our agreement with Oracle permits us to distribute Oracle software in our products to our customers and partners worldwide through May 2011. See the section entitled “Item 1. Business — Intellectual Property — Oracle License Agreement.” Any errors or defects in this third-party software could result in errors that could harm our business. In addition, licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which delays could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Certain of our products are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, and we plan to implement the use of software tools to review our source code for potential inclusion of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

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

We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 335 employees as of April 30, 2008 to 400 employees as of April 30, 2009. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. Our current controls and any new controls that we develop may become inadequate because of changes in conditions, and the degree of compliance with the policies or procedures may deteriorate. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources and provide significant management oversight, which involve substantial accounting-related costs. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to continue to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Market.

We have not yet implemented a complete disaster recovery plan or business continuity plan for our accounting and related information technology systems. Any disaster could therefore materially impair our ability to maintain timely accounting and reporting.

We may not be able to utilize a significant portion of our net operating loss carry-forwards, which could adversely affect our operating results.

Due to prior period losses, we have generated significant federal and state net operating loss carry-forwards, which expire beginning in fiscal 2022 and fiscal 2015, respectively. U.S. federal and state income tax laws limit the amount of these carry-forwards we can utilize upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. We have previously experienced a greater than 50% shift in our stock ownership, which has limited our ability to use a portion of our net operating loss carry-forwards, and we may experience subsequent shifts in our stock ownership. Accordingly, there is a risk that our ability to use our existing carry-forwards in the future could be further limited and that existing carry-forwards would be unavailable to offset future income tax liabilities, adversely affecting our operating results.

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

Delaware law, provisions in our restated certificate of incorporation and amended and restated bylaws and the concentration of our ownership could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chief executive officer, our president, our lead independent director, a majority of our board of directors or our chairman of the board, if any (none currently), is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

In addition, as of July 1, 2009 (including options exercisable by those holders within 60 days of that date), our directors and executive officers, together with their affiliates, beneficially own in the aggregate 23.7% of our outstanding common stock. Further, holders that together with their affiliates hold 5% or more of our common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 26.5% of our outstanding common stock as of that date. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to practically prevent or impede a merger, consolidation or sale of all or substantially all of our assets.

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

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

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

Fiscal 2008	High	Low

Fourth Quarter (beginning February 14, 2008)	$9.68	$6.35

Fiscal 2009	High	Low

First Quarter	$11.74	$7.19
Second Quarter	13.00	5.25
Third Quarter	10.00	4.17
Fourth Quarter	16.10	7.70

Fiscal 2010	High	Low

First Quarter (through July 6, 2009)	$19.04	$13.52

Stockholders

As of July 1, 2009, we had approximately 58 record holders of our common stock.

Stock Price Performance Graph

The following graph shows a comparison from February 14, 2008 (the date our common stock commenced trading on The NASDAQ Global Market) through April 30, 2009 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among ArcSight, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*$100 invested on 2/14/08 in stock or 1/31/08 in index, including reinvestment of dividends.
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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of April 30, 2009. All outstanding awards relate to our common stock.

	(a) Number of		(c) Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	(b) Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights(1)	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	6,940,996	$6.10	4,520,099
Equity compensation plans not approved by security holders	—	—	—
Total	6,940,996	$6.10	4,520,099

(1)	Prior to our IPO, we issued securities under our 2002 Stock Plan, as amended, and our 2000 Stock Incentive Plan. Following our IPO, we issued securities under our 2007 Equity Incentive Plan (“2007 Plan”) and our 2007 Employee Stock Purchase Plan (“ESPP”).

Under the 2007 Plan we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2007 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each year from 2009 through 2012 by an amount equal to 4% of our shares outstanding on the immediately preceding December 31, unless our board of directors, in its discretion, determines to make a smaller increase. It is the policy of our board of directors that non-employee directors are granted options to purchase 11,250 shares of common stock under the 2007 Plan upon initial election or appointment to the board. Similarly, on the date of the first board meeting following each annual stockholder meeting each non-employee director will automatically be granted options to purchase 10,375 shares of common stock under the 2007 Plan pursuant to that policy. The board may also make discretionary grants to purchase common stock to any non-employee director.

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

Recent Sales of Unregistered Securities

For the fiscal quarter ended April 30, 2009, we did not sell any unregistered securities.

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

The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through April 30, 2009, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.

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

For the fiscal year ended April 30, 2009, we did not repurchase any equity securities.

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

	Fiscal Year Ended April 30,
Consolidated Statements of Operations Data:	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Products	$80,616	$63,765	$43,989	$22,859	$22,357
Maintenance	38,521	27,607	18,762	11,473	5,947
Services	17,031	10,173	7,082	5,103	4,518

Total revenues	136,168	101,545	69,833	39,435	32,822
Cost of revenues:
Products	8,595	4,767	2,569	1,769	1,084
Maintenance(1)	6,861	5,691	3,498	2,085	851
Services(1)	9,875	5,800	3,521	2,942	2,559

Total cost of revenues	25,331	16,258	9,588	6,796	4,494

Gross profit	110,837	85,287	60,245	32,639	28,328
Operating expenses(1):
Research and development	22,537	19,762	14,535	12,154	7,583
Sales and marketing	56,279	53,453	36,587	24,309	14,647
General and administrative	20,278	13,422	9,453	12,978	8,725

Total operating expenses	99,094	86,637	60,575	49,441	30,955

Income (loss) from operations	11,743	(1,350)	(330)	(16,802)	(2,627)
Other income (expense), net	734	472	462	219	(49)

Income (loss) before provision for income taxes	12,477	(878)	132	(16,583)	(2,676)
Provision for income taxes	2,564	1,131	389	163	137

Net income (loss)	$9,913	$(2,009)	$(257)	$(16,746)	$(2,813)

Net income (loss) per common share, basic	$0.32	$(0.08)	$(0.03)	$(2.24)	$(0.46)

Net income (loss) per common share, diluted	$0.30	$(0.08)	$(0.03)	$(2.24)	$(0.46)

Shares used in computing basic net income (loss) per common share	31,233	25,936	10,042	7,469	6,162

Shares used in computing diluted net income (loss) per common share	33,550	25,936	10,042	7,469	6,162

(1)	Stock-based compensation expense is included above as follows:

Cost of maintenance revenues	$216	$106	$3	$5	$4
Cost of services revenues	142	115	14	5	3
Research and development	1,342	1,356	501	1,950	1,642
Sales and marketing	2,451	2,685	661	210	746
General and administrative	1,994	664	350	5,948	4,838

Total stock-based compensation expense	$6,145	$4,926	$1,529	$8,118	$7,233

Revenues in fiscal 2007 and prior years were impacted by revenues related to multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions reduced revenues in fiscal 2006 by $6.3 million and increased revenues in fiscal 2009, 2008 and 2007 by $0.9 million, $2.9 million and $1.8 million, respectively. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues, Cost of Revenues and Operating Expenses” for additional details, including the net amounts involved. While similar multiple element transactions with undelivered elements for which we lack VSOE may be identified prospectively in future periods, we expect that in future periods the comparison of revenues period-to-period will not be impacted to the same extent by similar transactions.

	As of April 30,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,467	$71,946	$16,917	$16,443	$13,493
Working capital (deficit)	74,549	46,711	(3,811)	5,377	11,606
Total assets	141,161	118,579	48,990	32,926	26,541
Current and long-term debt	—	—	—	—	—
Convertible preferred stock	—	—	26,758	26,758	26,928
Common stock and additional paid-in capital	113,781	101,574	23,479	19,383	11,301
Total stockholders’ equity	76,673	54,769	5,130	1,433	9,713

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data” and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $136.2 million in fiscal 2009.

In February 2008, we completed our IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.

We achieved positive cash flows from operations in fiscal 2004 through 2009. We generated $16.8 million of cash from our operating activities during fiscal 2009, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of April 30, 2009, we had cash and cash equivalents and accounts receivable of $124.7 million, and an aggregate of $17.8 million in accounts payable and accrued liabilities.

Important Factors Affecting Our Operating Results and Financial Condition

We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:

Sales of ESM Products and Appliance Products to New Customers.  The market for compliance and security management software solutions is growing, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM products in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, licenses for the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific compliance and security issues and business risks. In addition, customers may purchase our ArcSight Logger appliances to address their log archiving needs. Our continued increase in the number of new customers is partly a result of sales of our ArcSight Logger products to mid-market companies. A key component of our growth will depend on our ability to sell our products to new customers. We also anticipate that a growing proportion of future new customers will be a result of initial sales of ArcSight Logger, our new ArcSight Express product and our other products sold in an appliance form factor.

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

Development and Introduction of New Products.  We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the compliance and security management market. Examples of new product introductions in fiscal 2009 included our Compliance Insight Package for NERC CIP standards 002-009 and our ArcSight Express product. We continue the enhancement of our ESM products and solutions, such as the introduction of ESM appliances in June 2008, the integration with the Cisco Mobility Services Engine announced in May 2009, and the introduction of an all-in-one PCI log management appliance in July 2008 and ArcSight Logger 3.0 in September 2008. In addition, we continue to develop and release appliance versions of our software products and updates to complementary solution packages for our ArcSight Logger product.

Development of Our Channel Network.  Historically, we have sold our products primarily through our direct sales force, with sales to government or international purchasers through resellers and systems integrators. We recently expanded our sales channel to assist us in penetrating the mid-market, particularly as we expanded our appliance-based offerings. We believe that our current and any new appliance-based products that we develop will be sold more effectively through resellers and, if we are successful in introducing these new products, we will become more dependent on the development of an effective channel network. Further training, certification and development of our existing channel partners will be a key factor in the success of this strategy.

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

Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions reduced revenues in fiscal 2006 by $6.3 million and increased revenues in fiscal 2009, 2008 and 2007 by $0.9 million, $2.9 million and $1.8 million, respectively. In each case, the net impact caused our fiscal period-to-period revenue growth rate to appear lesser or greater, as applicable, than it otherwise would. See “Item 6: Selected Financial Data”

and “Item 8: Financial Statements and Supplementary Data — Quarterly Results of Operations” for additional discussion and information regarding these transactions. As of April 30, 2009, 2008 and 2007, deferred revenues included $1.6 million, $2.5 million and $5.4 million, respectively, related to transactions such as these.

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

Historically sales to the U.S. government have represented a significant portion of our revenues, while international sales have represented a smaller portion of our revenues. We expect revenues from sales to agencies of the U.S. government to continue to grow both in absolute dollars and as a percentage of revenues. In addition, we expect that sales to customers outside of the United States will continue to grow in absolute dollars.

Product Revenues

Product revenues consist of license fees for our software products and, beginning in fiscal 2007, also includes revenues for sales of our appliance products. License fees are based on a number of factors, including the type and number of devices that a customer intends to monitor using our software as well as the number of users and locations. In addition to our core solution, some of our customers purchase additional licenses for optional extension modules that provide enhanced discovery and analytics capabilities. Sales of our appliance products consist of sales of the appliance hardware and associated perpetual licenses to the embedded software. We introduced our first appliance products in June 2006 and our first ArcSight Logger product, our most widely adopted appliance product to date, in December 2006. Appliance fees are based on the number of appliances purchased and, in some cases, on the number of network devices with which our customer intends to use the appliances. We generally recognize product revenues at the time of product delivery, provided all other revenue recognition criteria have been met.

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

In addition, we believe that our product revenue has been somewhat seasonal historically, with the first quarter of our fiscal year typically having relatively lower product revenue and the fourth quarter of our fiscal year typically having relatively higher product revenue. We believe that this seasonality results from a number of factors, including:

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector;

•	the timing of our annual sales “club” for top performers and annual training for our entire sales force in our first fiscal quarter;

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions;

•	sales to customers with a standard December 31 fiscal year end that may positively impact our license revenue in the third quarter of our fiscal year; and

•	the structure of our direct sales incentive and compensation program, which may reinforce the tendency of our direct sales team to book the largest volume of deals toward the end of our fiscal year.

The timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. We expect these seasonal factors to continue to impact our business in the future, and any seasonality that we experience may cause fluctuations in our operating results. We believe that our rapid historical growth, the timing of the launch of new products and the timing of large product sales transactions near period boundaries, may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. They may do so again in the future. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially adversely affect our results of operations in the future.

As of April 30, 2009, 2008 and 2007, deferred product revenues were $9.8 million, $13.6 million and $10.3 million, respectively. Included in deferred product revenues as of April 30, 2009, 2008 and 2007 were $1.3 million, $2.2 million and $4.9 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of April 30, 2009, 2008 and 2007 were $8.5 million, $11.4 million and $5.4 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of April 30, 2009, 2008 and 2007, deferred product revenues of $9.8 million, $13.6 million and $10.3 million, respectively, were reduced by net-down adjustments of $5.4 million, $3.3 million and $2.6 million, respectively. Our operating results in any particular quarterly period in fiscal 2010 may be similarly impacted by the recognition of previously deferred revenue, where the associated costs were recorded in prior periods. See “Critical Accounting Policies, Significant Judgments and Estimates — Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies — Revenue Recognition”) elsewhere in this report.

Maintenance Revenues

Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel and content. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance — standard and premium. The premium level is for customers that require 24-hour coverage seven days a week. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are treated as deferred revenue at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.

As of April 30, 2009, deferred maintenance revenues were $32.4 million, of which $26.7 million represented current deferred maintenance revenues. As of April 30, 2008, deferred maintenance revenues were $24.3 million, of which $20.0 million represented current deferred maintenance revenues. As of April 30, 2007, deferred maintenance revenues were $17.1 million, of which $14.5 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of April 30, 2009, 2008 and 2007, the deferred maintenance revenues of $32.4 million, $24.3 million and $17.1 million, respectively, were reduced by net-down adjustments of $2.6 million, $1.5 million and $0.9 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates —

Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies — Revenue Recognition”) elsewhere in this report.

Services Revenues

Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. During fiscal 2009, we entered into an increasing number of service engagements to staff and manage the security operation centers, or SOCs, of certain large customers. These SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.

As of April 30, 2009, 2008 and 2007, deferred service revenues were $2.9 million, $3.4 million and $2.2 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of April 30, 2009, 2008 and 2007, the deferred service revenues of $2.9 million, $3.4 million and $2.2 million, respectively were reduced by net-down adjustments of $1.0 million, $0.7 million and $0.9 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates — Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies — Revenue Recognition”) elsewhere in this report.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products and maintenance are typically accrued and expensed when the respective revenue elements are ordered. During fiscal 2007, commissions on sales of services were typically accrued and expensed when the services were delivered, and during fiscal 2008 and 2009, as a result of changes in our commission plan structure, commissions on sales of services were typically accrued and expensed when the services were ordered. We also pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and systems integrators on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and benefits related to general and administrative personnel and consultants; accounting and legal fees; insurance costs and facilities costs and other related overhead. We expect that, in the future, general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and additional legal, accounting and other expenses in connection with our reporting and compliance obligations as a public company.

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

Accounting for Income Taxes.  Our provision for income taxes is calculated in compliance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and other related guidance, and generally consists of tax expense related to current period earnings. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

To the extent a deferred tax asset cannot be recognized a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is maintained until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs regarding likely occurrences in the future, given available information. Estimates are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, accounting for income taxes, accounting for uncertainties in income taxes, contingencies and litigation, allowances for doubtful accounts, and accrued liabilities. Actual results may differ from those estimates, and any differences may be material to our financial statements. Further, if we apply different factors, or change the method by which we apply the various factors that are used, in making our critical estimates and judgments, our reported operating results and financial condition could be materially affected.

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

Stock-Based Compensation

Prior to May 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We amortize deferred stock-based compensation using the multiple option method as prescribed by Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, over the option vesting period using an accelerated amortization schedule. We amortized employee stock-based compensation of $19,000, $0.1 million and $0.3 million for fiscal 2009, 2008 and 2007, respectively.

Effective May 1, 2006, we adopted SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we continued to apply APB 25 in future periods to unvested equity awards outstanding at the date of adoption of SFAS 123R that were measured using the minimum value method. In addition, we continued to amortize those awards granted prior to May 1, 2006 utilizing an accelerated amortization schedule. As of April 30, 2009, amortization under the APB 25 minimum value method is considered complete. In accordance with

SFAS 123R, we will recognize the compensation cost of employee stock-based awards granted subsequent to April 30, 2006 in the statement of operations using the straight-line method over the vesting period of the award.

To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the implied volatility and the historical volatility for this peer group of companies for a period equal to the expected life of the option. The weighted-average expected volatility for options granted during fiscal 2009, 2008 and 2007, was 52%, 55% and 66%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for fiscal 2009, 2008 and 2007 was 5.74, 5.25 and 5.25 years. For fiscal 2009, 2008 and 2007, the weighted-average risk-free interest rate used was 3.13%, 4.22% and 5.00%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for fiscal 2009, 2008 and 2007, in determining the expense recorded in our consolidated statement of operations.

We recorded expense of $5.1 million, $4.2 million and $0.9 million for fiscal 2009, 2008 and 2007, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of April 30, 2009, unrecognized stock-based compensation expense of non-vested stock options was $11.1 million. As of April 30, 2009, the unrecognized stock-based compensation expense is expected to be recognized using the straight-line method over the required service period of the options. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.

Our 2007 Employee Stock Purchase Plan, or ESPP, became effective on the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the fiscal year ended April 30, 2009 and 2008, we recorded stock-based compensation expense associated with the ESPP of $1.0 million and $0.2 million, respectively. As of April 30, 2009, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.4 million.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of April 30, 2009, we had two customers that accounted for 17% and 11%, respectively, of our net accounts receivable, which receivables were fully paid subsequent to the end of fiscal 2009. As of April 30, 2008, we had two customers that accounted for 25% and 15%, respectively, of our net accounts receivable, which receivables were fully paid subsequent to the end of fiscal 2008.

Accounting for Income Taxes

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Our provision for income taxes is calculated in compliance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and other related guidance, and generally consists of tax expense related to current period earnings. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense or benefit related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets may be recovered through carry back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies and then record a valuation allowance to reduce deferred tax assets to an amount we believe more likely than not will be realized. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed which in turn would affect net income.

We recorded a full valuation allowance as of April 30, 2009 because, based on the available evidence, we assessed that it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

As a result of the implementation of FIN 48 in fiscal 2008, we recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. As of April 30, 2009, the liability for uncertain tax positions was increased to $0.3 million. In addition, as of April 30, 2008, we recorded a $1.8 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no affect on the beginning balance of accumulated deficit or the net balance sheet. As of April 30, 2009, the unrecognized tax benefit of $1.8 million increased to $2.5 million, all of which is offset by a full valuation allowance.

Our total unrecognized tax benefit as of April 30, 2008 and 2009 was $2.1 million and $2.7 million, respectively. As of April 30, 2009, we had $0.2 million of unrealized tax benefits that, if recognized, would affect our effective tax rate for fiscal 2009. In addition, we do not expect any material changes to the estimated amount of liability associated with our uncertain tax positions within the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2008 and 2009, we had approximately $23,000 and $37,000, respectively of accrued interest or penalties associated with unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2002 to 2008 remain open to examination by the U.S. federal and state tax authorities, and the tax years 2005 and 2008 remain open to examination by the foreign tax authorities.

Results of Operations

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended April 30,
	2009	2008	2007

Revenues:
Products	59.2%	62.8%	63.0%
Maintenance	28.3	27.2	26.9
Services	12.5	10.0	10.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Products	6.3	4.7	3.7
Maintenance	5.0	5.6	5.0
Services	7.3	5.7	5.0

Total cost of revenues	18.6	16.0	13.7

Gross margin	81.4	84.0	86.3
Operating expenses:
Research and development	16.6	19.5	20.8
Sales and marketing	41.3	52.6	52.4
General and administrative	14.9	13.2	13.6

Total operating expenses	72.8	85.3	86.8

Income (loss) from operations	8.6%	(1.3)%	(0.5)%

Comparison of Fiscal 2009 and Fiscal 2008

Revenues

Revenues for 2009 and 2008 were as follows (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Products	$80,616	$63,765	$16,851	26.4%
Percentage of total revenues	59.2%	62.8%
Maintenance	38,521	27,607	10,914	39.5%
Percentage of total revenues	28.3%	27.2%
Services	17,031	10,173	6,858	67.4%

Percentage of total revenues	12.5%	10.0%

Total revenues	$136,168	$101,545	$34,623	34.1%

Product Revenues.  Product revenues in fiscal 2009 included revenues of $31.7 million from 217 new customers and revenues of $48.9 million from existing customers. New customer revenues in fiscal 2009 increased by $0.8 million compared to new customer revenues in fiscal 2008. Despite the increase of 53 new customers in fiscal 2009 compared to fiscal 2008, the marginal increase of product revenue from new customers was a result of a decline in average sales price of new customer sales transactions. This was primarily attributable to an increase in the number of new mid-market customers purchasing our ArcSight Logger product on a stand alone basis during fiscal 2009 compared to fiscal 2008, as well pricing pressure resulting from the poor economic environment. Existing customer revenues in fiscal 2009 increased by $16.1 million compared to existing customer revenues in fiscal 2008. The increase was primarily attributable to follow-on sales of our ESM and appliance products from a larger installed base. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the poor economic environment and related geography of each revenue transaction. In addition, there was a net recognition of $0.9 million of product revenues in fiscal 2009 related to sales transactions executed in prior years that included undelivered product elements for which we did not have VSOE, while in fiscal 2008 there was a net recognition of product revenues of $2.7 million from such transactions. As of April 30, 2009, deferred product revenues included $1.3 million related to similar transactions. See the related discussion in “— Sources of Revenues, Cost of Revenues and Operating Expenses.”

Maintenance Revenues.  Maintenance revenues increased by $10.9 million in fiscal 2009 as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was no recognition of such maintenance revenues in fiscal 2009, and a net recognition of $0.2 million of maintenance revenues in fiscal 2008. See the related discussion in “— Sources of Revenues, Cost of Revenues and Operating Expenses.”

Services Revenues.  Services revenues increased by $6.9 million in fiscal 2009 primarily due to service engagements to staff and manage the Security Operations Centers, or SOCs, of certain large customers.

Geographic Regions.  We sell our product in three geographic regions: Americas; Europe-Middle East, or EMEA; and Asia Pacific. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Americas	$109,812	$77,621	$32,191	41.5%
Percentage of total revenues	80.6%	76.4%
EMEA	19,409	18,447	962	5.2%
Percentage of total revenues	14.3%	18.2%
Asia Pacific	6,947	5,477	1,470	26.8%

Percentage of total revenues	5.1%	5.4%

Total revenues	$136,168	$101,545	$34,623	34.1%

Total revenues for fiscal 2009 as compared to fiscal 2008 increased due to the strength of the Americas region. The Americas region during fiscal 2009 increased in both absolute dollars and as a percentage of revenues. We experienced an increase in revenues of the EMEA region in absolute dollars, but a decrease in percentage of total revenues year over year. This percentage decrease was caused by a more significant impact on IT spending in this region due to the weak economic environment. The Asia Pacific region’s revenue remained constant in fiscal 2009 as compared to fiscal 2008. We expect the rate of growth of revenues from the EMEA and Asia Pacific regions to continue to trail growth in the Americas in the near term as a result of the varying impact that the recent and continuing severe deterioration in global economic and financial market conditions are having on capital spending and the differences in compliance mandates in these regions.

Cost of Revenues and Gross Margin

The following table is a summary of cost of product, maintenance and services revenues in absolute amounts (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Products	$8,595	$4,767	$3,828	80.3%
Maintenance	6,861	5,691	1,170	20.6%
Services	9,875	5,800	4,075	70.3%

Total cost of revenues	$25,331	$16,258	$9,073	55.8%

The following table is a summary of gross profit for products, maintenance and services and their respective gross margins (in thousands, except percentages):

	Fiscal Year Ended
	April 30,
	2009	2008

Gross margin
Products	$72,021	$58,998
Percentage of product revenues	89.3%	92.5%
Maintenance	$31,660	$21,916
Percentage of maintenance revenues	82.2%	79.4%
Services	$7,156	$4,373
Percentage of services revenues	42.0%	43.0%

Total gross margin	$110,837	$85,287
Percentage of total revenues	81.4%	84.0%

Cost of Product Revenues and Gross Margin.  Cost of product revenues increased by $3.8 million in fiscal 2009, primarily due to increased ArcSight Logger appliance cost of goods related to increased ArcSight Logger appliance sales, as well as an increase related to royalty obligations. Product gross margin decreased by 3.2% as a percentage of product revenues to 89.3% in fiscal 2009, compared to 92.5% in fiscal 2008 due in part to increased sales of lower margin ArcSight Logger and Connector appliance products and due in part to an increase in royalty fees related to increased sales of products that include licensed technology. To the extent revenues from our appliance products continue to increase as a percentage of product mix, gross product margin will decline. We believe that aggregate gross margins will remain stable going forward.

Cost of Maintenance Revenues and Gross Margin.  Cost of maintenance revenues increased by $1.2 million in fiscal 2009, due primarily to increased compensation related expenses of $1.0 million related to increased head count in our technical support organization and increases in third-party royalty support and maintenance expenses of $0.4 million, offset by a decrease in recruiting expenses of $0.1 million. Maintenance gross margin increased by 2.8% as a percentage of maintenance revenues to 82.2% in fiscal 2009 compared to 79.4% in fiscal 2008 due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.

Cost of Services Revenues and Gross Margin.  Cost of service revenues increased by $4.1 million in fiscal 2009 primarily due to a $1.9 million increase in compensation related-expenses related to increased head count and cost per employee, a $1.9 million increase related to the use of third party contractors and external consultants and a $0.3 million increase related to training and materials expense. Services gross margin decreased by 1.0% as a percentage of services revenues to 42.0% for fiscal 2009 compared to 43.0% in fiscal 2008, due primarily to an increase in headcount and related cost per employee, partially offset by increased employee productivity in relation to revenue growth.

We believe that total gross margin as a percentage of revenues will remain relatively stable in future periods.

Operating Expenses

The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Research and development	$22,537	$19,762	$2,775	14.0%
Percentage of total revenues	16.6%	19.5%
Sales and marketing	56,279	53,453	2,826	5.3%
Percentage of total revenues	41.3%	52.6%
General and administrative	20,278	13,422	6,856	51.1%

Percentage of total revenues	14.9%	13.2%

Total operating expenses	$99,094	$86,637	$12,457	14.4%

Percentage of total revenues	72.8%	85.3%

Research and Development Expenses.  The increase in research and development expenses in fiscal 2009 of $2.8 million compared to fiscal 2008 was primarily attributable to an increase of $2.6 million in compensation-related expenses associated with an increase in research and development personnel from 101 to 109 at the respective period ends. In addition, there was an increase in facilities-related expense of $0.2 million as a result of the expansion of our headquarters in Cupertino, California to accommodate the increase in our personnel.

Sales and Marketing Expenses.  The increase in sales and marketing expenses in fiscal 2009 of $2.8 million compared to fiscal 2008 was primarily attributable to an increase of $2.0 million in compensation-related expense associated with an increase in sales and marketing personnel from 123 to 141 at the respective period ends. The increase also included an increase of $0.5 million in marketing program expense, an increase of $0.4 million in travel and entertainment expenses, and an increase in facilities expense of $0.2 million, offset by a decrease of $0.2 million in outside consulting fees. Sales and marketing expense as a percentage of total revenue decreased by 11.3% to 41.3% for fiscal 2009 as compared to 52.6% in fiscal 2008, due primarily to lower sales commissions as a result of changes in compensation plan structure, and as a result of a greater percentage of sales to existing customers, which are at a lower cost than sales to new customers.

General and Administrative Expenses.  The increase in general and administrative expenses of $6.9 million in fiscal 2009 compared to fiscal 2008 was primarily attributable to an increase of $3.3 million associated with compensation-related expense partially due to an increase in general and administrative personnel from 41 to 54 at the respective period ends. The increase also included an increase in professional service expenses for legal and accounting of $2.1 million, an increase of $0.3 million in liability insurance premium expense associated with increasing our coverage level in connection with our becoming a public company, an increase of $0.4 million in other service and miscellaneous expenses, an increase of $0.2 million in depreciation expense, an increase of $0.1 million in bad debt expense, and an increase of $0.2 million related to an investor relations program.

Non-Operating Expenses

The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Interest income	$991	$857	$134	15.6%
Percentage of total revenues	0.7%	0.8%
Other income (expense), net	(257)	(385)	128	(33.2)%
Percentage of total revenues	(0.2)%	(0.4)%
Provision for income taxes	(2,564)	(1,131)	(1,433)	(126.7)%

Percentage of total revenues	(1.9)%	(1.1)%

Total non-operating expenses	$(1,830)	$(659)	$(1,171)	(177.7)%

Percentage of total revenues	(1.3)%	(0.6)%

Interest Income.  The increase in interest income of $0.1 million for fiscal 2009 compared to fiscal 2008 was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO. The increase was offset by lower interest rates during fiscal 2009.

Other Income (Expense), Net.  The increase in other income (expense) of $0.1 million, net for fiscal 2009 compared to fiscal 2008 was primarily a result of a reduction in interest expense related to capitalized software licenses.

Provision for Income Taxes.  For fiscal 2009, we recorded a provision for income taxes of $2.6 million. The effective tax rate for fiscal 2009 is 20.6%, and is based on our estimated taxable income for the year. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits previously not benefited. For fiscal 2008, we recorded a provision for income taxes of $1.1 million, primarily related to foreign corporate income taxes, federal and state alternative minimum taxes currently due, and a charge of $0.1 million to establish a deferred tax liability related to the temporary timing differences between the tax deductible amortization of goodwill related to the acquisition of Enira Technologies, LLC in June 2006 under applicable tax rules and SFAS No. 142 under which goodwill must be analyzed annually for impairment rather than amortized for financial reporting purposes (See Note 11 — “Income Taxes” for more detailed discussion). The effective tax rate for fiscal 2008 was (128.8%). The effective tax rate for fiscal 2008 differs from the U.S. federal statutory rate primarily due to our inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the valuation allowance on our deferred tax assets, and to a lesser extent other non-deductible items such as non-deductible SFAS 123R stock-based compensation expense.

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

Product Revenues.  Product revenues in fiscal 2008 included revenues of $31.0 million from 164 new customers and revenues of $32.8 million from existing customers. New customer revenues in fiscal 2008 increased by $5.5 million compared to new customer revenues in fiscal 2007. Existing customer revenues in fiscal 2008 increased by $14.3 million compared to existing customer revenues in fiscal 2007. There was a net recognition of $1.7 million of product revenues in fiscal 2007 related to sales transactions that included undelivered product elements for which we did not have VSOE, while in fiscal 2008 there was a net recognition of product revenues of $2.7 million from such transactions. As of April 30, 2008, deferred product revenues included $2.2 million related to similar transactions. See the related discussion in “— Sources of Revenues, Cost of Revenues and Operating Expenses.”

Maintenance Revenues.  Maintenance revenues increased by $8.8 million in fiscal 2008 as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was a net recognition of $0.1 million of maintenance revenues in fiscal 2007, and a net recognition of $0.2 million of maintenance revenues in fiscal 2008. See the related discussion in “— Sources of Revenues, Cost of Revenues and Operating Expenses.”

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

Geographic Regions.  We sell our product in three geographic regions: Americas; Europe-Middle East; and Asia Pacific. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Americas	$77,621	$55,704	$21,917	39.3%
Percentage of total revenues	76.4%	79.8%
EMEA	18,447	9,408	9,039	96.1%
Percentage of total revenues	18.2%	13.5%
Asia Pacific	5,477	4,721	756	16.0%

Percentage of total revenues	5.4%	6.7%

Total revenues	$101,545	$69,833	$31,712	45.4%

Cost of Revenues and Gross Margin

The following table is a summary of cost of product, maintenance and services revenues in absolute amounts (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Products	$4,767	$2,569	$2,198	85.6%
Maintenance	5,691	3,498	2,193	62.7%
Services	5,800	3,521	2,279	64.7%

Total cost of revenues	$16,258	$9,588	$6,670	69.6%

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

Cost of Product Revenues and Gross Margin.  Cost of product revenues increased by $2.2 million in fiscal 2008, primarily due to increased appliance cost of goods of $1.9 million related to increased appliance sales, as well as a $0.3 million increase in license expense for third party software used in our products. Product gross margin fell by 1.7% as a percentage of product revenues to 92.5% in fiscal 2008, compared to 94.2% in fiscal 2007. This drop was primarily attributable to increased appliance sales where product costs are higher creating lower gross margin for product revenues. In future periods, we expect the appliance portion of our product revenues to continue to increase as a percentage of total revenues and, accordingly, we expect cost of product revenues to increase and product gross margin as a percentage of product revenues to decrease slightly.

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

Non-Operating Expenses

The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2008	2007	Dollars	Percent

Interest income	$857	$637	$220	34.5%
Percentage of total revenues	0.8%	0.9%
Other income (expense), net	(385)	(175)	(210)	(120.0)%
Percentage of total revenues	(0.4)%	(0.2)%
Provision for income taxes	(1,131)	(389)	(742)	(190.7)%

Percentage of total revenues	(1.1)%	(0.6)%

Total non-operating expenses	$(659)	$73	$(732)	(1002.7)%

Percentage of total revenues	(0.6)%	0.1%

Interest Income.  The increase in interest income was primarily attributable to increased cash and cash equivalents related to net proceeds received from our IPO.

Other Income (Expense), Net.  The decrease in other income (expense), net in fiscal 2008 is primarily a result of higher interest expense related to capitalized software licenses and, to a lesser extent, foreign currency losses.

Provision for Income Taxes.  The provision for income taxes of $1.1 million for the year ended April 30, 2008, is primarily related to foreign corporate income taxes, federal and state alternative minimum taxes currently due, and a charge of $0.3 million to establish a deferred tax liability related to the temporary timing difference between the tax deductible amortization of goodwill related to the acquisition of Enira Technologies, LLC in June 2006 under applicable tax rules and SFAS No. 142 under which goodwill must be analyzed annually for impairment rather than amortized for financial reporting purposes (see Note 11 — “Income Taxes” for more detail discussion). The provision for income taxes of $0.4 million for the fiscal year ended April 30, 2007, was primarily for foreign corporate income taxes.

Liquidity and Capital Resources

From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2008, and generated $16.8 million of cash from our operating activities during fiscal 2009. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. Additionally in February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share, raising a total of $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.

At April 30, 2009, we had cash and cash equivalents totaling $90.5 million and accounts receivable of $34.2 million, compared to $71.9 million of cash and cash equivalents and $26.7 million of accounts receivable at April 30, 2008.

Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended April 30,
	2009	2008	2007

Net cash provided by operating activities	$16,841	$13,532	$11,050
Net cash used in investing activities	(2,007)	(4,012)	(10,233)
Net cash provided by (used in) financing activities	$3,948	$45,567	$(359)

Operating Activities

We have reported net income for fiscal 2009 and although we reported a net loss in fiscal 2008 and 2007, our operating activities have provided positive cash flows for each fiscal year presented, primarily due to the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.

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

We generated $16.8 million of cash from operating activities during fiscal 2009, primarily as a result of generated net income of $9.9 million for this period, which included non-cash charges of $6.1 million for stock-based compensation expense, $3.3 million of depreciation and amortization and a $1.3 million non-cash benefit from excess tax benefits from stock-based compensation expense, a $3.8 million increase in deferred revenues, a $2.2 million decrease in prepaid expenses, a $2.2 million increase in other accrued liabilities. These amounts were offset in part by a $7.7 million increase in accounts receivable associated with the growth in revenue and timing of sales, a decrease in accounts payable of $1.7 million and a $0.2 million decrease in our accrued compensation and benefits due to changes in our compensation plan structures.

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

Investing Activities

During fiscal 2009, we used $2.0 million in cash for investing activities, all of which was related to capital expenditures associated with computer equipment, furniture and fixtures and software in support of the expansion of our infrastructure and work force. During fiscal 2008, we used $4.0 million in cash for investing activities, of which $2.0 million was related to capital expenditures associated with computer equipment, furniture and fixtures and software, and $1.4 million related to leasehold improvements, all in support of the expansion of our infrastructure and work force. During fiscal 2007, we used $10.2 million in cash for investing activities, primarily as a result of $7.2 million of cash consideration and acquisition costs, for the purchase of the assets of Enira Technologies, LLC, $2.2 million in purchases of property and equipment and $0.8 million in a restricted cash account used to secure a standby letter of credit.

Financing Activities

During fiscal 2009, we generated $3.9 million of cash from financing activities, comprised primarily of $4.8 million from net proceeds from the exercise of stock options and $1.3 million from tax benefits associated with disqualifying dispositions of awards associated with stock-based compensation, offset by $2.1 million in payments for prepaid software licenses used as a component in our product sales. During fiscal 2008, we generated $45.6 million of cash from financing activities, comprised primarily of $50.2 million in proceeds from our IPO (after underwriting discounts and commissions) and $0.9 million of net proceeds from the exercise of stock options, offset by payments of $3.7 million in IPO preparation costs, $1.9 million in payments for capital lease obligations and capitalized software licenses used as a component in our product sales. During fiscal 2007, cash used in financing activities was $0.4 million, and consisted of $0.6 million of costs incurred in conjunction with our IPO and $0.3 million in payments for capital lease obligations and capitalized software licenses, offset by proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

As of April 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Contractual Obligations and Commitments

We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less.

The following table is a summary of our contractual obligations as of April 30, 2009:

	Payments Due by Period
	Total	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
	(In thousands)

Operating lease obligations	$9,521	$2,196	$1,988	$2,068	$2,151	$1,118
Accrued contractual obligations	$106	33	33	33	7	—

Total	$9,627	$2,229	$2,021	$2,101	$2,158	$1,118

On May 20, 2009, we entered into a software license agreement with Oracle USA, Inc that authorizes us to integrate Oracle database software with our ArcSight ESM products and distribute ArcSight ESM products with the embedded database software. Under the agreement, which has a two year term that commenced on May 31, 2009 when our prior agreement with Oracle expired, we have agreed to make royalty payments totaling $4.8 million over the license term. Under the prior agreement with Oracle, we made payments totaling $1.9 million during fiscal 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141R, which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R at the beginning of our 2010 fiscal year which is May 1, 2009. The impact of SFAS 141R will depend on the nature, terms, and size of any acquisition we may consummate after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161, on our consolidated results of operations, financial condition or cash flows.

In April 2008, the FASB issued a Staff Position, or FSP, No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of SFAS 142-3 on our consolidated results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 did not have a material effect on our consolidated results of operations, financial condition or cash flows.

In February 2009, the FASB issued an FSP on SFAS No. 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination, or FSP 141R-a. FSP 141R-a amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. FSP 141R-a establishes principles and requirements for pre-acquisition contingencies and an acquiree’s pre-existing contingent consideration arrangement in a business combination measured under SFAS 141R. In addition, FSP 141R-a requires separate disclosure of recognized and unrecognized contingencies. FSP 141R-a has the same effective date as SFAS 141R, and is effective for fiscal years beginning after December 15, 2008. We adopted FSP 141R-a May 1, 2009, the beginning of fiscal 2010. The impact of FSP 141R-a will depend on the nature, terms, and size of any acquisition we may consummate after the effective date.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk.  Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates, interest rates and credit risk. We do not hold or issue financial instruments for trading purposes.

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

Interest Rate Risk.  Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash and cash equivalents totaling $90.5 million as of April 30, 2009, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended April 30, 2009, (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2007	2007	2008	2008	2008	2008	2009	2009
	(Unaudited, in thousands)

Revenues:
Products	$12,205	$15,670	$17,698	$18,192	$15,802	$19,169	$21,775	$23,870
Maintenance	5,630	6,617	7,380	7,980	8,568	9,530	10,004	10,419
Services	2,035	2,341	2,593	3,204	3,293	4,136	4,613	4,989

Total revenues	19,870	24,628	27,671	29,376	27,663	32,835	36,392	39,278

Cost of revenues:
Products	684	1,130	1,487	1,466	1,655	1,844	2,637	2,459
Maintenance(1)	1,246	1,381	1,456	1,608	1,631	1,663	1,637	1,930
Services(1)	1,078	1,362	1,454	1,906	2,043	2,387	2,587	2,858

Total cost of revenues	3,008	3,873	4,397	4,980	5,329	5,894	6,861	7,247

Gross profit	16,862	20,755	23,274	24,396	22,334	26,941	29,531	32,031

Operating expenses(1):
Research and development	4,260	4,847	5,063	5,592	5,315	5,423	5,201	6,598
Sales and marketing	11,919	12,688	12,760	16,086	14,868	14,355	12,298	14,758
General and administrative	3,520	3,468	2,939	3,495	4,349	4,863	4,943	6,123

Total operating expenses	19,699	21,003	20,762	25,173	24,532	24,641	22,442	27,479

Income (loss) from operations	(2,837)	(248)	2,512	(777)	(2,198)	2,300	7,089	4,552

Interest and other income (expense), net	19	21	98	334	305	340	157	(68)

Income (loss) before provision for income taxes	(2,818)	(227)	2,610	(443)	(1,893)	2,640	7,246	4,484
Provision for income taxes	118	139	257	617	(563)	795	2,183	149

Net income (loss)	$(2,936)	$(366)	$2,353	$(1,060)	$(1,330)	$1,845	$5,063	$4,335

(1)	Stock-based compensation expense as included in above:

Cost of maintenance revenues	$8	$30	$24	$44	$46	$54	$56	$60
Cost of services revenues	8	38	23	46	33	39	34	36
Research and development	157	490	293	416	339	334	322	347
Sales and marketing	461	680	771	773	751	752	466	482
General and administrative	81	180	171	232	234	346	786	628

Total stock-based compensation expenses	$715	$1,418	$1,282	$1,511	$1,403	$1,525	$1,664	$1,553

The following table sets forth our historical results, for the periods indicated, as a percentage of our revenues.

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2007	2007	2008	2008	2008	2008	2009	2009
	(Unaudited)

Revenues:
Products	61.4%	63.6%	64.0%	61.9%	57.1%	58.4%	59.8%	60.8%
Maintenance	28.3	26.9	26.6	27.2	31.0	29.0	27.5	26.5
Services	10.3	9.5	9.4	10.9	11.9	12.6	12.7	12.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Products	3.4	4.6	5.4	5.0	6.0	5.6	7.3	6.3
Maintenance	6.3	5.6	5.3	5.5	5.9	5.1	4.5	4.9
Services	5.4	5.5	5.2	6.5	7.4	7.3	7.1	7.3

Total cost of revenues	15.1	15.7	15.9	17.0	19.3	18.0	18.9	18.5

Gross margin	84.9	84.3	84.1	83.0	80.7	82.0	81.1	81.5
Operating expenses:
Research and development	21.4	19.7	18.3	19.0	19.2	16.5	14.3	16.8
Sales and marketing	60.0	51.5	46.1	54.8	53.7	43.7	33.8	37.6
General and administrative	17.7	14.1	10.6	11.9	15.7	14.8	13.5	15.6

Total operating expenses	99.1	85.3	75.0	85.7	88.6	75.0	61.6	70.0

Income (loss) from operations	(14.3)%	(1.0)%	9.1%	(2.6)%	(7.9)%	7.0%	19.5%	11.5%

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

Revenues have increased over the quarters presented, other than the first quarter of fiscal 2009, due to increases in the number of products sold to new and existing customers and expansion into the international and mid-size markets. This revenue trend was impacted by multiple element sales transactions that included undelivered product elements for which we did not have VSOE. Revenues in fiscal 2007 and prior years excluded revenues related to multiple element sales transactions consummated for which the revenues were deferred because we did not have VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, during fiscal 2009, fiscal 2008 and the fourth quarter of fiscal 2007, with respect to many of these transactions, we either delivered such product elements, or we and our customers amended the contractual terms of these sales transactions to remove the undelivered product elements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues, Cost of Revenues and Operating Expenses.” The following table sets forth the net quarterly impact of these types of sales transactions by quarter for fiscal 2009 and 2008:

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2007	2007	2008	2008	2008	2008	2009	2009
	(Unaudited, in millions)

Product revenues	0.8	0.6	1.0	0.3	0.2	0.2	0.3	0.2
Maintenance revenues	0.1	—	0.1	—	—	—	—	—
Services revenues	—	—	—	—	—	—	—	—

Total revenues	0.9	0.6	1.1	0.3	0.2	0.2	0.3	0.2

While similar multiple element transactions with undelivered elements for which we lack VSOE may be identified prospectively in future periods, we expect that in future periods the comparison of revenues from period-to-period will not be impacted to the same extent by similar prior or future transactions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ArcSight, Inc.

We have audited the accompanying consolidated balance sheets of ArcSight, Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArcSight, Inc. at April 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ArcSight, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 8, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
July 8, 2009

ARCSIGHT, INC.

Consolidated Balance Sheets

	As of April 30,
	2009	2008
	(In thousands, except
	share amounts and
	par value)

ASSETS
Current assets:
Cash and cash equivalents	$90,467	$71,946
Accounts receivable, net of allowance for doubtful accounts of $262 and $133, as of April 30, 2009 and 2008, respectively	34,184	26,658
Prepaid expenses and other current assets	3,861	5,565

Total current assets	128,512	104,169
Property and equipment, net	4,416	4,834
Goodwill	5,746	5,746
Acquired intangible assets, net	1,319	2,161
Other long-term assets	1,168	1,669

Total assets	$141,161	$118,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432	$3,115
Accrued compensation and benefits	11,671	11,864
Other accrued liabilities	4,700	5,967
Deferred revenues, current	36,160	36,512

Total current liabilities	53,963	57,458
Deferred revenues, non-current	8,888	4,754
Other long-term liabilities	1,637	1,598

Total liabilities	64,488	63,810
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share, 10,000,000 shares authorized as of April 30, 2009 and 2008, respectively; no shares issued and outstanding as of April 30, 2009 and 2008, respectively	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized as of April 30, 2009 and April 30, 2008, respectively; 32,248,116 and 31,022,190 issued and outstanding as of April 30, 2009 and 2008, respectively	—	—
Additional paid-in capital	113,781	101,574
Deferred stock-based compensation	—	(53)
Accumulated other comprehensive loss	(314)	(45)
Accumulated deficit	(36,794)	(46,707)

Total stockholders’ equity	76,673	54,769

Total liabilities and stockholders’ equity	$141,161	$118,579

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Operations

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)

Revenues:
Products	$80,616	$63,765	$43,989
Maintenance	38,521	27,607	18,762
Services	17,031	10,173	7,082

Total revenues	136,168	101,545	69,833

Cost of revenues:
Products	8,595	4,767	2,569
Maintenance(1)	6,861	5,691	3,498
Services(1)	9,875	5,800	3,521

Total cost of revenues	25,331	16,258	9,588

Gross profit	110,837	85,287	60,245
Operating expenses(1):
Research and development	22,537	19,762	14,535
Sales and marketing	56,279	53,453	36,587
General and administrative	20,278	13,422	9,453

Total operating expenses	99,094	86,637	60,575

Income (loss) from operations	11,743	(1,350)	(330)
Interest income	991	857	637
Other income and expense, net	(257)	(385)	(175)

Income (loss) before provision for income taxes	12,477	(878)	132
Provision for income taxes	2,564	1,131	389

Net income (loss)	$9,913	$(2,009)	$(257)

Net income (loss) per common share, basic	$0.32	$(0.08)	$(0.03)

Net income (loss) per common share, diluted	$0.30	$(0.08)	$(0.03)

Shares used in computing basic net income (loss) per common share	31,233	25,936	10,042

Shares used in computing diluted net income (loss) per common share	33,550	25,936	10,042

(1)	Stock-based compensation expense included in above (see Note 9):

Cost of maintenance revenues	$216	$106	$3
Cost of services revenues	142	115	14
Research and development	1,342	1,356	501
Sales and marketing	2,451	2,685	661
General and administrative	1,994	664	350

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended April 2007, 2008 and 2009

							Accumulated
	Convertible				Additional	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share amounts)

Balance as of April 30, 2006	13,029,223	26,758	9,967,561	—	19,383	(396)	(3)	(44,309)	1,433
Issuance of common stock in connection with legal settlement	—	—	62,500	—	178	—	—	—	178
Exercise of Series B preferred stock warrants	3,274	—	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisition of Enira Technologies, LLC	—	—	253,038	—	1,538	—	—	—	1,538
Reclassification of options exercised but not vested, net	—	—	—	—	122	—	—	—	122
Issuance of common stock upon exercise of stock options	—	—	225,326	—	582	—	—	—	582
Repurchase of common stock subject to vesting	—	—	(21,263)	—	(11)	—	—	—	(11)
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	(13)	280	—	—	267
Stock-based compensation under SFAS 123R — options	—	—	—	—	892	—	—	—	892
Issuance of restricted stock in connection with acquisition of Enira Technologies, LLC	—	—	132,879	—	808	(808)	—	—	—
Amortization of restricted stock-based compensation	—	—	—	—	—	370	—	—	370
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(257)	(257)

Comprehensive loss									(241)

Balance as of April 30, 2007	13,032,497	26,758	10,620,041	—	23,479	(554)	13	(44,566)	5,130
Cumulative effect adjustment due to the adoption of FIN 48	—	—	—	—	—	—	—	(132)	(132)
Issuance of common stock upon exercise of stock options	—	—	402,260	—	923	—	—	—	923
Reclassification of options exercised but not vested, net	—	—	—	—	60	—	—	—	60
Repurchase of common stock subject to vesting	—	—	(6,845)	—	(3)	—	—	—	(3)
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	(6)	97	—	—	91
Amortization of restricted stock-based compensation	—	—	—	—	—	404	—	—	404
Stock-based compensation under SFAS 123R	—	—	—	—	4,431	—	—	—	4,431
Exercise of Series B preferred stock warrants	12,909	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	6,293	—	—	—	—	—	—
Conversion of preferred stock into common stock	(13,045,406)	(26,758)	14,000,441	—	26,758	—	—	—	—
Proceeds from initial public offering, net of issuance costs of $4,288	—	—	6,000,000	—	45,932	—	—	—	45,932
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	(2,009)	(2,009)

Comprehensive loss									(2,067)

Balance as of April 30, 2008	—	—	31,022,190	—	101,574	(53)	(45)	(46,707)	54,769
Issuance of common stock under stock option and stock purchase plans	—	—	1,225,926	—	4,800	—	—	—	4,800
Reclassification of options exercised but not vested, net	—	—	—	—	24	—	—	—	24
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	—	19	—	—	19
Amortization of restricted stock-based compensation	—	—	—	—	—	34	—	—	34
Stock-based compensation under SFAS 123R	—	—	—	—	6,092	—	—	—	6,092
Tax benefit from stock-based awards	—	—	—	—	1,291	—	—	—	1,291
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(269)	—	(269)
Net income	—	—	—	—	—	—	—	9,913	9,913

Comprehensive income									9,644

Balance as of April 30, 2009	—	$—	32,248,116	$—	$113,781	$—	$(314)	$(36,794)	$76,673

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$9,913	$(2,009)	$(257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,471	1,945	1,414
Amortization of acquired intangibles	842	573	476
Loss (gain) on disposal of property and equipment	17	(6)	3
Stock-based compensation	6,145	4,926	1,529
Excess tax benefit from stock-based compensation	(1,291)	—	—
Provision for allowance for doubtful accounts	142	33	112
Changes in operating assets and liabilities:
Accounts receivable	(7,668)	(11,137)	(3,352)
Prepaid expenses and other assets	2,205	1,008	(725)
Accounts payable	(1,683)	269	2,199
Accrued compensation and benefits	(193)	5,186	3,294
Other accrued liabilities	2,159	1,066	1,386
Deferred revenues	3,782	11,678	4,971

Net cash provided by operating activities	16,841	13,532	11,050
Cash flows from investing activities:
Restricted cash	—	—	(842)
Acquisition of Enira Technologies, LLC	—	—	(7,209)
Purchase of property and equipment	(2,007)	(4,031)	(2,182)
Proceeds from sales of property and equipment	—	19	—

Net cash used in investing activities	(2,007)	(4,012)	(10,233)
Cash flows from financing activities:
Initial public offering preparation costs	—	(3,669)	(619)
Proceeds from initial public offering	—	50,220	—
Excess tax benefit from stock-based compensation	1,291	—	—
Proceeds from exercise of stock options, net of repurchases	4,800	920	571
Payment of capital lease and software license obligations	(2,143)	(1,904)	(311)

Net cash provided by (used in) financing activities	3,948	45,567	(359)
Effect of exchange rate changes on cash	(261)	(58)	16

Net increase in cash and cash equivalents	18,521	55,029	474
Cash and cash equivalents at beginning of period	71,946	16,917	16,443

Cash and cash equivalents at end of period	$90,467	$71,946	$16,917

Supplemental disclosure of cash flow information:
Income taxes paid	$1,669	$331	$583
Interest expense paid	$110	$227	$7
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to non-employee for settlement of Series B financing costs and for consulting services	—	—	178
Issuance of restricted stock in connection with acquisition of Enira Technologies, LLC	—	—	808
Common stock issued upon conversion of preferred stock	—	26,758	—
Common stock issued for acquisition	—	—	1,538
Property and equipment acquired under capital lease	101	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, restricted cash, trade accounts receivable, accounts payable, and other accrued liabilities approximate their respective fair values due to the relatively short-term maturities. The carrying amounts of derivative financial instruments approximate their respective fair values due to adjusting these investments to their respective market values each reporting period.

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

Net foreign currency transaction losses of approximately $0.1 million, $0.1 million and $0.2 million, for fiscal 2009, 2008 and 2007, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense.

Derivative Financial Instruments

The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other income and expense in the consolidated statements of operations. Cash flows from such derivatives are classified as operating activities. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s operating results. During fiscal 2009, 2008 and 2007, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company is exposed to credit risk in the event of default by the primary financial institution holding its cash and cash equivalents to the extent recorded on its balance sheet. Risks associated with cash equivalents are mitigated by banking with high-credit quality institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

The Company sells its products and maintenance and services directly to customers or through resellers in Asia Pacific, Europe, the Middle East and Africa (collectively, “EMEA”) and the Americas, with the majority of its sales in the United States. The Company monitors its exposure within accounts receivable and records an allowance against doubtful accounts as necessary. The Company performs ongoing credit evaluations of its customers and extends credit in the normal course of business and generally does not require collateral. Historically, the Company has not experienced significant credit losses on its accounts receivable. Management believes that any risk of loss for trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers.

No customer or reseller accounted for more than 10% of total revenues for fiscal 2009, 2008 or 2007. As of April 30, 2009, the Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 17% and 11% of net accounts receivable. As of April 30, 2008, the Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 25% and 15% of net accounts receivable. In fiscal 2009, 2008 and 2007, the Company derived 22%, 20% and 32% of our revenues, respectively, from contracts with agencies of the U.S. federal government.

The majority of the Company’s revenues are derived from sales of the ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company has introduced complementary appliance products in fiscal 2009, 2008 and 2007 for which the Company uses a single source for manufacturing and fulfillment, the Company’s revenues and operating results will continue to depend significantly on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise compliance and security management solutions and other risks. If the Company is unable to continue to meet customer demands or achieve more widespread market acceptance of ArcSight ESM, its business, operating results, financial condition and growth prospects will be adversely affected.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when such services are sold separately. For deliverables and multiple element arrangements subject to SOP 97-2, as amended by SOP 98-9, when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for the delivered elements in the arrangement, the Company recognizes revenues under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenues are deferred for the fair value of the undelivered elements and revenues are recognized for the remainder of the arrangement fee attributable to the delivered elements (typically products) when all of the applicable criteria in SOP 97-2 have been met. In the event that VSOE for maintenance services does not exist, and this represents the only undelivered element, revenues for the entire arrangement are recognized ratably over the performance period. Revenues from maintenance and support agreements are recognized on a straight-line basis ratably over the life of the contract. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the arrangement are recognized ratably over the term because the Company does not have VSOE for the undelivered elements.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of April 30, 2009.

The following describes activity in the allowance for doubtful accounts for fiscal 2009, 2008 and 2007 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Period	Period	Expenses	Deductions(1)	Period

2007	$54	$112	$(43)	$123
2008	$123	$33	$(23)	$133
2009	$133	$142	$(13)	$262

(1)	Uncollectible amounts written off, net of recoveries.

Restricted Cash

Restricted cash consists of a deposit in a money market account amounting to $0.8 million as of April 30, 2009 and 2008 that is held to secure a standby letter of credit required in connection with the operating lease for the Company’s headquarters in Cupertino, California, which is included in other long-term assets on the Company’s Consolidated Balance Sheets.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company incurred $0.2 million, $0.2 million and $0.4 million in advertising expenses for fiscal 2009, 2008 and 2007, respectively.

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation Expense

Prior to May 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, compensation expense was measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. The Company amortizes deferred stock-based compensation using the multiple option method as prescribed by FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans” (“FIN 28”) over the option vesting period using an accelerated amortization schedule, which results in amortization to expense over the grant’s vesting period, which is generally four years. As such, the Company continued to apply APB 25 in future periods to unvested equity awards outstanding at the date of adoption of SFAS 123R that were measured using the intrinsic value method. In addition, the Company continued to amortize those awards granted prior to May 1, 2006 using the multiple option method as prescribed by FIN 28, as described above.

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the prospective-transition method. In accordance with SFAS 123R, measurement and recognition of compensation expense for all share-based payment awards made to employees and directors beginning on May 1, 2006 is recognized based on estimated fair values. SFAS 123R requires nonpublic companies that used the minimum value method under SFAS 123 for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. In addition, the Company continued to amortize those awards granted prior to May 1, 2006 using the multiple option method as prescribed by FIN 28, as described above. As of April 30, 2009, amortization under the APB 25 minimum value method is complete. In accordance with SFAS 123R, the Company uses the Black-Scholes pricing model to determine the fair value of the stock options on the grant dates for stock awards made on or after May 1, 2006, and the Company amortizes the fair value of share-based payments on a straight-line basis.

The Company’s 2007 Employee Stock Purchase Plan (“ESPP”) became effective upon the effectiveness of the IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 — observable inputs such as quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly; and

•	Level 3 — unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. On a recurring basis, the Company measures certain financial assets, comprised of money market accounts, at fair value based on Level 1 inputs. In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), the Company is required to measure and disclose the fair value of outstanding financial liabilities on a recurring basis. The fair value of financial obligations relating to the capital leases, based on quoted interest rates (Level 2 inputs) for the remaining duration of the liabilities, approximated their carrying value.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash and cash equivalents) and liabilities measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$90,467	—	$—	$90,467
Restricted cash	842	—	—	842
Capital lease obligations	—	$101	—	101

Total	$91,309	$101	$—	$91,410

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On May 1, 2008, the Company evaluated its existing financial instruments and liabilities and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations for the year ended April 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R at the beginning of its 2010 fiscal year which is May 1, 2009. The impact of SFAS 141R will depend on the nature, terms and size of any acquisition the Company may consummate after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161, on its consolidated financial disclosures.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 142-3 on its consolidated results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In February 2009, the FASB issued an FSP on SFAS No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP 141R-a”). FSP 141R-a amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. FSP 141R-a establishes principles and requirements for pre-acquisition contingencies and an acquiree’s pre-existing contingent consideration arrangement in a business combination measured under SFAS 141R. In addition, FSP 141R-a requires separate disclosure of recognized and unrecognized contingencies. FSP 141R-a has the same effective date as SFAS 141R, and is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP 141R-a at the beginning of its 2010 fiscal year which is May 1, 2009. The impact of FSP 141R-a will depend on the nature, terms and size of any acquisition the Company may consummate after the effective date.

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

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders for the period by weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same for fiscal 2008 and 2007 because the potentially dilutive securities consisting of convertible preferred stock, stock options, shares purchasable under employee stock purchase plan, common stock subject to repurchase and warrants would have had an anti-dilutive effect.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	2009	2008	2007

Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$9,913	$(2,009)	$(257)

Denominator for basic net income (loss) per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income (loss) per common share-basic	31,233	25,936	10,042

Denominator for diluted net income (loss) per share:
Shares used above, basic	31,233	25,936	10,042
Stock options	2,266	—	—
Shares subject to repurchase	51	—	—

Denominator for diluted net income (loss) per share:	33,550	25,936	10,042

Net income (loss) per common share:
Basic	$0.32	$(0.08)	$(0.03)

Diluted	$0.30	$(0.08)	$(0.03)

As the Company had a net loss for fiscal 2008 and fiscal 2007, basic and diluted net loss per share are the same. The weighted-average shares used in the computation of basic and diluted net loss per share for the net loss periods are presented net of shares subject to repurchase.

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

	Fiscal Year Ended April 30,
	2009	2008	2007

Convertible preferred stock (as converted)	—	11,046	13,984
Options to purchase common stock	1,354	2,484	2,519
Common stock subject to repurchase	—	153	353
Warrants to purchase common stock and convertible preferred stock (as converted)	—	13	22

Total	1,354	13,696	16,878

4.	Acquisition of Enira Technologies, LLC

On June 2, 2006, the Company completed the acquisition of substantially all of the assets of Enira Technologies, LLC (“Enira”), a privately-held provider of solutions for responding to network security compromises. Enira’s core product, Network Response, was an appliance-based solution that speeds the time to threat remediation by automating the error-prone and time-consuming network discovery and network change/configuration tasks without altering an organization’s existing infrastructure. Through this acquisition, the Company acquired the predecessor products to its ArcSight TRM and ArcSight NCM appliance products.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The total purchase consideration was allocated to the assets and liabilities acquired, including identifiable intangible assets and assumed contractual obligations and related contingent liabilities, based on their respective fair values at the acquisition date and resulting in excess purchase consideration over the net tangible liabilities and identifiable intangible assets acquired of $5.7 million.

In connection with the Enira acquisition, 132,879 additional shares of restricted common stock were issued to Enira employees who accepted employment with the Company. These shares were subject to a two-year vesting requirement based on continued employment by these former Enira employees. The fair value of these restricted shares amounted to $0.8 million and was based on a per share value of $6.08. In accordance with Emerging Issues Task Force Issue No. 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” the total fair value of these shares was accounted for as deferred compensation expense and was amortized on a straight-line basis over the term of the required post-combination services, which was completed in June 2008. For fiscal 2009, 2008 and 2007 the related compensation expense amounted to approximately $34,000, $0.4 million and $0.4 million, respectively.

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

Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.8 million, $0.6 million and $0.5 million for fiscal 2009, 2008 and 2007, respectively.

The gross carrying amount and net book value of goodwill and intangible assets as of April 30, 2009 and 2008 are as follows (in thousands):

	As of April 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets:
Core and developed technologies	$1,970	$(960)	$1,010
Customer installed-base relationships	80	(53)	27
Employee non-compete agreements	1,160	(878)	282

Total	$3,210	$(1,891)	$1,319

Goodwill			$5,746

	As of April 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets:
Core and developed technologies	$1,970	$(434)	$1,536
Customer installed-base relationships	80	(37)	43
Employee non-compete agreements	1,160	(578)	582

Total	$3,210	$(1,049)	$2,161

Goodwill			$5,746

There was no impairment of goodwill or intangible assets in fiscal 2009 or 2008.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

As of April 30, 2009, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
Fiscal Year Ending April 30:	Expense

2010	$889
2011	425
2012	5

Total	$1,319

5.	Balance Sheet Details

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of April 30,
	2009	2008

Computers and equipment	$7,064	$6,135
Furniture and fixtures	1,072	1,071
Software	788	754
Leasehold improvements	2,337	2,080

	11,261	10,040
Less: accumulated depreciation and amortization	(6,845)	(5,206)

Property and equipment, net	$4,416	$4,834

Depreciation expense was $2.1 million, $1.6 million and $1.0 million for fiscal 2009, 2008 and 2007, respectively. Amortization expense was $0.4 million, $0.3 million and $0.4 million for fiscal 2009, 2008 and 2007, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of April 30,
	2009	2008

Accrued bonus	$5,441	$4,621
Accrued commissions	2,807	3,997
Accrued vacation	2,273	1,804
Accrued payroll taxes	667	672
Accrued ESPP	346	600
Other compensation and benefits	137	170

Total accrued compensation and benefits	$11,671	$11,864

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	As of April 30,
	2009	2008

Deferred product revenues	$9,786	$13,627
Deferred maintenance revenues	32,408	24,256
Deferred services revenues	2,854	3,383

Total deferred revenues	45,048	41,266
Less deferred revenues, current portion	(36,160)	(36,512)

Deferred revenues, non-current	$8,888	$4,754

6.	Commitments and Contingencies

The Company and its subsidiaries operate from leased premises in the United States, Asia Pacific and Europe with lease periods expiring through fiscal 2014. In April 2007, the Company entered into a lease extension through October 2013, and added additional office space to the lease for the corporate headquarters. This lease agreement includes a rent escalation clause of 4% per annual lease term through expiration in October 2013. The lease agreement includes leasehold improvement allowances in the amount of $0.7 million which is recorded as deferred rent and amortized as reductions to rent expense on a straight line basis over the remainder of the lease term. The lease agreement also includes a renewal period at the Company’s option for an additional 5 years at the then current fair market rate. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Future minimum lease payments under the Company’s noncancelable operating leases as of April 30, 2009 are as follows (in thousands):

Amount of
Fiscal Year Ending April 30:	Payments

2010	$2,196
2011	1,988
2012	2,068
2013	2,151
2014	1,118

Total future minimum lease payments	$9,521

Rent expense under all operating leases was approximately $3.5 million, $2.2 million and $0.9 million for fiscal 2009, 2008 and 2007, respectively.

7.	Indemnification and Warranties

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

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of April 30, 2009 or April 30, 2008.

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

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue at its discretion preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of such series’ qualifications, limitations or restrictions. The Board of Directors also can increase or decrease the number of authorized shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the Company’s stockholders.

The following is a summary of the authorized, issued and outstanding convertible preferred stock as of April 30, 2009 and 2008:

Shares Issued
	Authorized	and
	Shares	Outstanding

Undesignated	10,000,000	—

	10,000,000	—

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Common Stock Reserved for Issuance

Number of shares of common stock reserved for future issuance is as follows:

As of April 30, 2009

Options available for future grant under the 2007 Equity Incentive Plan	4,520,099
Options outstanding under the stock option plans	6,940,996
Shares reserved for future issuance under the 2007 Employee Stock Purchase Plan	941,736

Total shares reserved	12,402,831

Stock Plans

2007 Equity Incentive Plan.  In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Equity Incentive Plan, which became effective on the effective date of the Company’s IPO on February 14, 2008. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Incentive Plan and the 2002 Stock Plan on February 14, 2008, and any shares issued thereunder that are forfeited or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full, will be available for grant and issuance under the 2007 Equity Incentive Plan. An aggregate of 1,821,907 of such additional shares have become available for grant and issuance under the 2007 Equity Incentive Plan as of April 30, 2009. The number of shares available for grant and issuance under the 2007 Equity Incentive Plan will automatically increase on each January 1 of 2009 through 2012 by an amount equal to 4% of the Company’s shares outstanding on the immediately preceding December 31, unless the Company’s Board of Directors, in its discretion, determines to make a smaller increase. In January 2009, the Company registered with the SEC 1,260,416 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan pursuant to the plan’s “evergreen” provision.

The 2007 Equity Incentive Plan provides for the grant of options, which includes both incentive and nonqualified stock options, restricted stock awards, stock appreciation rights, restricted stock units, stock bonus awards and performance share awards. Incentive stock options are granted under the 2007 Stock Plan to employees at exercise prices not less than 100% of the fair market value of such shares as determined by the Company’s Board of Directors as of the grant date (and not less than 110% of such fair market value for grants to any person who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company as of the grant date). Nonqualified stock options may be granted under the 2007 Stock Plan to employees, directors and service providers at exercise prices that may be less than 100% of the closing fair market value of the Company’s common stock as quoted on the NASDAQ Global Market on the day of grant at the Committee’s discretion. Options granted under the 2007 Equity Incentive Plan generally expire ten years from the date of grant and are exercisable either (i) at any time after the date of grant or (ii) as such stock options vest. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. The 2007 Equity Incentive Plan will terminate in February 2018, unless it is terminated earlier by the Company’s Board of Directors.

2007 Employee Stock Purchase Plan.  In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, which became effective on the effective date of the Company’s IPO in February 2008. A total of 1,000,000 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Employee Stock Purchase Plan. The number of shares reserved for issuance under the Company’s 2007 Employee Stock Purchase Plan will increase automatically on January 1 of each of the first eight years commencing with 2009 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31 (rounded to the nearest whole share). The Board

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

of Directors or its compensation committee may reduce the amount of the increase in any particular year. No more than 20,000,000 shares of the Company’s common stock may be issued under the 2007 Employee Stock Purchase Plan, and no other shares may be added to this plan without the approval of the Company’s stockholders. In January 2009, the Company registered 315,104 additional shares of the Company’s common stock to be issuable under the 2007 Employee Stock Purchase Plan pursuant to the plan’s “evergreen” provision.

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

2002 Stock Plan.  In March 2002, the Board of Directors adopted the 2002 Stock Plan, as amended, and the Company’s stockholders approved the 2002 Stock Plan. A total of 4,020,074 shares were originally authorized for issuance under the 2002 Stock Plan. In addition, 93,940 shares were rolled over from the 2000 Stock Incentive Plan, 18,911 shares were cancelled or repurchased under the 2000 Stock Incentive Plan and the Board of Directors authorized a net increase of an additional 5,964,807 shares for issuance. The 2002 Stock Plan provides for either the award of stock purchase rights or the grant of both incentive and non-statutory stock options. Options have been granted under the 2002 Stock Plan to employees, directors and service providers at exercise prices not less than 85% of the fair market value of such shares as determined by the Company’s Board of Directors as of the grant date (and not less than 110% of such fair market value for grants to any person who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company as of the grant date). Options granted under the 2002 Stock Plan generally expire ten years from the date of grant and are exercisable either (i) at any time after the date of grant or (ii) as such stock options vest. Options granted under the 2002 Stock Plan generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. The Company ceased granting awards under the 2002 Stock Plan upon the implementation of the 2007 Equity Incentive Plan described above.

2000 Stock Incentive Plan.  The 2000 Stock Incentive Plan provides for both the award of restricted stock and the grant of both incentive and non-statutory stock options. The Company ceased granting awards under the 2000 Stock Incentive Plan upon the implementation of the 2002 Stock Plan described above. These options generally expire ten years from the date of grant and are exercisable at any time after the date of grant. Options granted generally vest over four years. Shares issued upon exercise prior to vesting are subject to a right of repurchase, which lapses according to the vesting schedule of the original option. The Company is not obligated to but has the right to repurchase the vested shares at the fair market value of the vested shares if the participant’s service is terminated for any reason. The repurchase right terminated with respect to the vested shares upon the first sale of common stock of the Company to the general public pursuant to the Company’s IPO on February 14, 2008.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock Plan Activity

A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan during fiscal 2009, 2008 and 2007, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)

Options outstanding as of April 30, 2006	780,876	4,279,979	2.34
Options authorized	2,591,860	—	—
Options granted	(2,208,347)	2,208,347	6.87
Options exercised	—	(225,326)	2.58
Options canceled	490,188	(490,188)	3.66
Shares repurchased	21,263	—

Options outstanding as of April 30, 2007	1,675,840	5,772,812	3.95	8.31	$31,003
Options authorized	4,000,000	—	—
Options granted	(1,731,313)	1,731,313	9.78
Options exercised	—	(402,260)	2.30
Options canceled	414,820	(414,820)	6.10
Shares repurchased	6,845	—

Options outstanding as of April 30, 2008	4,366,192	6,687,045	5.43	7.89	15,142

Options authorized	1,260,416	—	—
Options granted	(1,752,950)	1,752,950	7.73
Options exercised	—	(852,793)	2.40
Options canceled	646,206	(646,206)	8.42
Shares repurchased	235	—

Options outstanding as of April 30, 2009	4,520,099	6,940,996	6.10	7.30	62,464

Vested and expected to vest as of April 30, 2009, net of anticipated forfeitures		5,518,092	6.10	7.30	49,659

Vested and exercisable as of April 30, 2009		3,810,499	4.56	6.56	40,166

The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes additional information regarding outstanding options as of April 30, 2009:

	Options Outstanding		Options Vested and Exercisable
		Weighted-		Weighted-
		Average		Average
		Remaining		Exercise
	Number	Contractual	Number of	Price per
Exercise Price	Outstanding	Life (Years)	Shares	Share

$0.12-0.40	520,842	3.92	520,842	$0.20
$0.48-0.80	815,801	5.69	815,801	0.73
$4.00	633,163	6.17	601,807	4.00
$4.74-5.98	341,600	9.56	—	—
$6.08-6.80	1,896,331	7.52	1,226,255	6.55
$7.17-8.95	1,290,272	7.97	69,554	8.05
$9.00-9.95	283,202	8.45	115,122	9.20
$10.00	1,084,585	8.43	461,118	10.00
$11.08-15.74	75,200	9.54	—	—

Total	6,940,996	7.30	3,810,499	$4.56

Total intrinsic value of options exercised for fiscal 2009, 2008 and 2007 was $6.6 million, $3.0 million and $1.0 million, respectively, determined at the date of option exercise.

9.	Stock-Based Compensation

During fiscal 2009, 2008 and 2007, the Company recorded stock-based compensation as described below (in thousands):

	Fiscal Year Ended April 30,
	2009	2008	2007

Stock-based compensation under SFAS 123R	$5,117	$4,186	$892
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	19	91	267
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	34	404	370
Stock-based compensation under Employee Stock Purchase Plan	975	245	—

Total	$6,145	$4,926	$1,529

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

The Company adopted SFAS 123R using the prospective-transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of fiscal 2007. The consolidated financial statements for

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

fiscal 2009, 2008 and 2007, reflect the impact of SFAS 123R. In accordance with the prospective-transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. For the fiscal year ended April 30, 2009, the Company recorded excess tax benefits resulting from tax deductions in excess of the compensation cost recognized amounting to $1.3 million. Due to the Company’s historical loss position and current valuation allowance, no tax benefits have been realized or recorded for any of the prior periods presented. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Valuation and Expense Information under SFAS 123R

The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Fiscal Year Ended April 30,
	2009	2008	2007

Risk-free interest rate	3.13%	4.22%	5.00%
Expected volatility	52%	55%	66%
Expected life (years)	5.74	5.25	5.25

Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $3.96, $5.17 and $4.20 per share for fiscal 2009, 2008 and 2007, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

during fiscal 2009, 2008 and 2007 in accordance with SFAS 123R, were as follows (in thousands, except per share amount):

	Fiscal Year Ended April 30,
	2009	2008	2007

Cost of maintenance revenues	$216	$106	$3
Cost of services revenues	142	115	14

SFAS 123R expense included in cost of revenues	358	221	17
Operating expenses:
Research and development	1,342	1,356	501
Sales and marketing	2,451	2,685	661
General and administrative	1,994	664	350

SFAS 123R expense included in operating expenses	5,787	4,705	1,512

SFAS 123R expense included in net loss	$6,145	$4,926	$1,529

Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.

On September 25, 2008, in connection with the impending retirement and resignation of the Company’s former CEO, and in connection with his continued service as chairman of the Company’s Board of Directors, the Company agreed to accelerate the vesting on certain of his existing stock option grants to the extent that he continues as the chairman of the Company’s Board of Directors until September 30, 2009. On March 16, 2009, The Company’s former CEO, then the chairman of the Company’s Board of Directors, unexpectedly resigned as chairman and as a member of the Board of Directors due to a disability. In connection with his resignation, the Company agreed to extend the exercise term to one full year from standard post termination exercise terms of 30 day and 3 month terms on all stock option grants vested as of his resignation date. As of April 30, 2009, the Company recorded remaining and modified stock-based compensation expense attributable to this termination and modification of grants of approximately $36,000 for services provided through March 16, 2009.

As of April 30, 2009 and 2008 there was $11.1 million and $11.2 million, respectively, of total unrecognized stock based compensation expenses under SFAS 123R, net of estimated forfeitures, that the Company expects to amortize. As of April 30, 2009 and 2008, respectively, total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.61 and 2.87 years. The total fair value of all shares vested during fiscal 2009 was $5.5 million.

Employee Stock Purchase Plan

In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Company’s IPO on February 14, 2008. A total of 1,315,104 shares of the Company’s common stock have been reserved for issuance under the ESPP since inception, including the annual increase in January 2009 pursuant to its “evergreen” provision. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and will end on September 15, 2008.

In fiscal 2009, 373,368 shares were purchased under the ESPP at a weighted average purchase price per share of $7.37. Total cash proceeds from the purchase of shares under the ESPP was $2.8 million. As of April 30, 2009 there was an aggregate of 941,736 shares of common stock available for issuance pursuant to future rights to acquire stock under the ESPP.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. The weighted-average fair value calculations for rights to acquire stock under the ESPP within the periods presented are based on the following weighted-average assumptions set forth in the table below, assuming no dividends will be paid, and based on assumptions prevailing as of the enrollment dates of the offering periods.

	Fiscal Year Ended April 30,
	2009	2008

Risk-free interest rate	1.32%	2.11%
Expected volatility	61%	53%
Expected term (years)	0.52	0.58

Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $3.24 and $2.77 per share for fiscal 2009 and 2008, respectively. For the year ended April 30, 2009 and 2008, the Company recorded stock-based compensation expense associated with its ESPP of $1.0 million and $0.2 million, respectively. As of April 30, 2009 there was $0.4 million of total unrecognized compensation expenses under SFAS 123R, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending September 15, 2009.

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

As a result of management’s reassessment of the fair value of the Company’s common stock at the grant dates of options granted to purchase common stock in fiscal 2004 and 2005, deferred stock compensation was recorded for the excess of the fair value of the common stock underlying the options at the grant date over the exercise price of the options. These amounts were amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FIN 28. Amortization of the deferred compensation was $19,000, $0.1 million and $0.3 million for fiscal 2009, 2008 and 2007, respectively. All options granted in and after fiscal 2006 were issued with exercise prices equal to the fair value. Amortization of deferred compensation is considered complete as of April 30, 2009.

Restricted Stock Awards for Enira Acquisition

In connection with the acquisition of Enira Technologies, LLC, 132,879 shares of restricted common stock that were subject to two-year vesting were issued. See Note 4 “Acquisition of Enira Technologies, LLC.” During fiscal 2009 and 2008, 66,438 and 66,441 of such shares vested, respectively. No such shares vested in fiscal 2007. As of April 30, 2009, all shares of restricted common stock had vested.

10.	Segment Information

The Company operates in one industry segment selling compliance and security management solutions.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributable to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of April 30, 2009, 2008 and 2007, respectively, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Fiscal Year Ended April 30,
	2009	2008	2007

Total revenues by geography:
United States:
Products	$58,189	$40,021	$32,782
Maintenance	28,574	21,042	15,444
Services	12,897	7,280	5,529

Total	99,660	68,343	53,755

EMEA:
Products	11,432	12,923	6,462
Maintenance	5,867	3,960	2,126
Services	2,110	1,564	820

Total	19,409	18,447	9,408

Asia Pacific:
Products	4,422	3,553	3,532
Maintenance	1,872	1,305	701
Services	653	619	488

Total	6,947	5,477	4,721

Other Americas:
Products	6,573	7,267	1,214
Maintenance	2,208	1,301	490
Services	1,371	710	245

Total	10,152	9,278	1,949

Total revenues	$136,168	$101,545	$69,833

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Income Taxes

The Company’s book income (loss) before provision for income taxes is as follows (in thousands):

	Fiscal Year Ended April 30,
	2009	2008	2007

Current:
Federal	$11,804	$(2,360)	$102
Foreign	673	1,482	30

Total	$12,477	$(878)	$132

The provision of federal, state and foreign income tax expense on income from continuing operations consists of the following (in thousands):

	Fiscal Year Ended April 30,
	2009	2008	2007

Current:
Federal	$1,312	$150	$73
State	731	185	91
Foreign	371	512	225

Total current	2,414	847	389

Deferred:
Federal	130	250	—
State	20	34	—

Total deferred	150	284	—

Total provision	$2,564	$1,131	$389

A reconciliation of income taxes at the statutory federal income tax rate of 34% to the income tax expense included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended April 30,
	2009	2008	2007

U.S. federal taxes (benefit) at statutory rate	$4,242	$(298)	$45
State tax expense, net	482	122	60
Foreign taxes	1	512	225
Net operating losses benefited	(969)	(653)	(231)
Alternative minimum tax	—	149	73
Tax credits	(1,202)	—	—
Stock option expense	746	905	214
Meals and entertainment	131	101	92
Amortization of tax deductible goodwill	150	284	—
Change in valuation allowance	(725)	—	—
Other	(292)	9	(89)

Total provision	$2,564	$1,131	$389

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company provides for U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of April 30, 2009, U.S. federal income taxes were not provided for on a cumulative total of $0.4 million of undistributed earnings for foreign subsidiaries. These earnings are considered indefinitely invested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional U.S. federal income taxes (subject to an adjustment for foreign tax credits).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows (in thousands):

	As of April 30,
	2009	2008

Deferred tax assets:
Net operating losses	$1,998	$3,303
Research credits	2,352	2,777
Non-deductible reserves and accruals	1,403	1,705
Non-deductible stock-based compensation	6,516	5,619
Deferred revenues	3,097	4,377
Foreign earnings	(70)	230
Intangibles	492	247
Other	91	276

Total deferred tax assets	15,879	18,534
Valuation allowance	(15,879)	(18,534)

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of tax deductible goodwill	$(434)	$(284)

Total deferred tax liabilities	$(434)	$(284)

Net deferred tax liabilities	$(434)	$(284)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by ($2.7 million), $(0.3 million) and $1.3 million for the fiscal years ended April 30, 2009, 2008 and 2007. The 2009 valuation allowance decrease is primarily attributable to decreased federal and state net operating loss carryforwards and a decrease in deferred revenues. On February 20, 2009, California also enacted new legislation, which, among other things, provides for the election of single factor apportionment formula beginning in 2011. The effect of the new legislation resulted in the Company reducing its state deferred tax assets and related valuation allowance by approximately $0.1 million at the end of the year and had no impact to the year-end tax provision.

As of April 30, 2009, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $4.7 million, which expire beginning in fiscal 2022 if not utilized. The Company also has California net operating loss carry-forwards of approximately $10.8 million which expire beginning in fiscal 2015. The Company also has federal and California research and development tax credits of $2.9 million and $3.5 million for the fiscal years ended April 30, 2009 and 2008, respectively. The federal research credits will begin to expire in fiscal 2025, and the California research credits have no expiration date.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

Pursuant to SFAS No. 123R, footnote 82, the Company must track the portion of its deferred tax assets related to stock option deductions in a separate memo account. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The portion of the stock option benefits that will be recorded to equity when the Company reduces taxes payable is approximately $1.0 million.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provision. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has experienced annual limitations in its ability to utilize its net operating losses due to ownership changes. Our current annual limitation amounts to $2.2 million as of April 30, 2009.

During fiscal 2007 the Company acquired substantially all of the assets of Enira Technologies, LLC in a taxable asset acquisition. For tax purposes, the goodwill acquired in a taxable asset acquisition is amortized over a period of 15 years, while SFAS No. 142 provides that goodwill cannot be amortized but must be analyzed annually for impairment. In accordance with SFAS No. 109, a deferred tax liability must be recorded to account for this tax deductible temporary difference and such liability may not be used as a source of income to support deferred tax assets. The Company has, therefore, recorded a non-cash charge of $0.1 million during fiscal 2008 and a corresponding deferred tax liability on the balance sheet to establish deferred tax liabilities related to the tax deductible amortization of goodwill since June 2006.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on May 1, 2007. As of April 30, 2009, the liability for uncertain tax positions increased to $0.3 million. In addition, as of April 30, 2008, the Company recorded a $1.8 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect to the beginning balance of accumulated deficit or the net balance sheet. As of April 30, 2009, the unrecognized tax benefit of $1.8 million increased to $2.5 million, all of which is offset by a full valuation allowance.

The Company’s total unrecognized tax benefit as of April 30, 2008 and 2009 was $2.1 million and $2.7 million, respectively. As of April 30, 2009, the Company had $0.2 million of unrealized tax benefits that, if recognized, would affect its effective tax rate for fiscal 2009. In addition, the Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The following is a roll-forward of the total gross unrecognized tax benefit for fiscal 2009 (in thousands):

Balance as of May 1, 2007	$1,497
Tax positions related to current year:
Additions	615

Balance as of April 30, 2008	$2,112

Tax positions related to current year:
Additions for current year items	543
Additions for prior year items	96
Reductions for prior year items	(57)

Balance as of April 30, 2009	$2,694

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2002 to 2008 remain open to examination by U.S. and state tax authorities, and the tax years 2005 to 2008 remain open to examination by the foreign tax authorities.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2009, the Company had approximately $37,000 of accrued interest or penalties associated with unrecognized tax benefits.

12.	Related-Party Transactions

During fiscal 2009, 2008 and 2007, the Company entered into various agreements with M-Factor to provide event planning and hosting of the Company’s corporate events. A member of the Company’s Board of Directors is also a director and 10% shareholder of M-Factor. During 2009, 2008 and 2007, the Company recorded expenses of $1.5 million, $1.2 million and $0.7 million, respectively related to such activities. All such activities were provided in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s-length negotiations between unrelated parties.

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of April 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ArcSight, Inc.

We have audited ArcSight Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ArcSight Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ArcSight, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ArcSight, Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009 of ArcSight, Inc. and our report dated July 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
July 8, 2009

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer did not identify any changes in our internal control over financial reporting during our fiscal fourth quarter ended April 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2009.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Business Conduct and Ethics is published on the Investor Relations section of our website at www.arcsight.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2009. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:  The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 61.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on July 8, 2009, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.

By:	/s/ Thomas J. Reilly Thomas J. Reilly President and Chief Executive Officer (Principal Executive Officer)	By:	/s/ Stewart Grierson Stewart Grierson Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Reilly as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Reilly Thomas J. Reilly	President, Chief Executive Officer and Director (Principal Executive Officer)	July 8, 2009

/s/ Stewart Grierson Stewart Grierson	Chief Financial Officer (Principal Financial Officer)	July 8, 2009

/s/ Sandra Bergeron Sandra Bergeron	Director	July 8, 2009

/s/ William P. Crowell William P. Crowell	Director	July 8, 2009

/s/ E. Stanton McKee, Jr. E. Stanton McKee, Jr.	Director	July 8, 2009

/s/ Craig Ramsey Craig Ramsey	Director	July 8, 2009

/s/ Scott A. Ryles Scott A. Ryles	Director	July 8, 2009

/s/ Ted Schlein Ted Schlein	Director	July 8, 2009

/s/ Roger Siboni Roger Siboni	Director	July 8, 2009

/s/ Ernest von Simson Ernest von Simson	Director	July 8, 2009

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation of ArcSight, Inc., as currently in effect.	S-1/A	333-145974	3.2	11/23/07
3.2	Amended and Restated Bylaws of ArcSight, Inc., as currently in effect.	S-1/A	333-145974	3.4	11/23/07
4.1	Form of ArcSight, Inc. common stock certificate.	S-1/A	333-145974	4.1	11/23/07
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 24, 2002, between ArcSight, Inc. and certain security holders of ArcSight, Inc.	S-1/A	333-145974	4.2	9/11/07
10.1	Form of Indemnity Agreement entered into between ArcSight, Inc. and its directors and executive officers.	S-1/A	333-145974	10.1	10/29/07
10.2	2000 Stock Incentive Plan.	S-1/A	333-145974	10.2	9/11/07
10.3	Forms of Stock Option Agreement and Stock Option Exercise Agreement under the 2000 Stock Incentive Plan.	S-1/A	333-145974	10.3	9/11/07
10.4	2002 Stock Plan, as amended.	S-1/A	333-145974	10.4	9/11/07
10.5	Forms of Stock Option Agreement and Stock Option Exercise Agreement under the 2002 Stock Plan.	S-1/A	333-145974	10.5	9/11/07
10.6	2007 Equity Incentive Plan.	S-1/A	333-145974	10.6	11/23/07
10.7	Form of Stock Option Agreement, Stock Option Exercise Agreement, Restricted Stock Agreement, Restricted Stock Units Award Agreement, Stock Appreciation Right Award Agreement, Performance Shares Award Agreement and Stock Bonus Award Agreement under the 2007 Equity Incentive Plan.	S-1/A	333-145974	10.7	11/23/07
10.8	2007 Employee Stock Purchase Plan.	S-1/A	333-145974	10.8	11/23/07
10.9	Form of Subscription Agreement under the 2007 Employee Stock Purchase Plan.	S-1/A	333-145974	10.9	11/23/07
10.10	Offer Letter, dated June 1, 2000, between ArcSight, Inc. and Hugh S. Njemanze.	S-1/A	333-145974	10.11	9/20/07
10.11	Offer Letter, dated January 24, 2003, between ArcSight, Inc. and Stewart Grierson, as amended.	S-1/A	333-145974	10.12	11/23/07
10.12	Offer Letter, dated October 5, 2006, between ArcSight, Inc. and Thomas Reilly, as amended.	S-1/A	333-145974	10.14	11/23/07
10.13	Offer Letter, dated May 6, 2007, between ArcSight, Inc. and Reed Henry, as amended.	10-K	001-33923	10.19	7/22/08
10.14	Fiscal Year 2009 Management Bonus Plan.	S-1/A	333-145974	10.19	1/22/08
10.15	Lease Agreement, dated April 24, 2007, between ArcSight, Inc. and ECI Two Results LLC.	S-1/A	333-145974	10.17	9/11/07
10.16	Oracle PartnerNetwork Embedded Software License Distribution Agreement, dated May 31, 2009, as amended, between ArcSight, Inc. and Oracle USA, Inc.†					X
21.1	Subsidiaries of ArcSight, Inc.					X

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight, Inc. specifically incorporates it by reference.