Form 10-Q
period 2009-07-31
ArcSight Inc
filed 2009-09-09
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of September 1, 2009: 33,175,002 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended July 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	July 31,	April 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,460	$90,467
Accounts receivable, net of allowance for doubtful accounts of $254 and $262, respectively	23,122	34,184
Capitalized software licenses, current	2,303	144
Other prepaid expenses and current assets	3,953	3,717

Total current assets	130,838	128,512
Property and equipment, net	5,326	4,416
Goodwill	5,746	5,746
Acquired intangible assets, net	1,097	1,319
Capitalized software licenses, non-current	1,913	—
Other long-term assets	1,166	1,168

Total assets	$146,086	$141,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,613	$1,432
Accrued compensation and benefits	6,491	11,671
Obligations for software licenses, current	2,599	—
Other accrued liabilities	4,482	4,700
Deferred revenues, current	34,569	36,160

Total current liabilities	51,754	53,963
Deferred revenues, non-current	7,254	8,888
Obligations for software licenses, non-current	1,753	—
Other long-term liabilities	1,763	1,637

Total liabilities	62,524	64,488
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 33,153,053 and 32,248,116 issued and outstanding as of July 31, 2009 and April 30, 2009, respectively	—	—
Additional paid-in capital	119,526	113,781
Accumulated other comprehensive loss	(185)	(314)
Accumulated deficit	(35,779)	(36,794)

Total stockholders’ equity	83,562	76,673

Total liabilities and stockholders’ equity	$146,086	$141,161

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2009	2008
Revenues:
Products	$18,265	$15,802
Maintenance	11,919	8,568
Services	4,371	3,293

Total revenues	34,555	27,663

Cost of revenues:
Products	1,944	1,655
Maintenance(1)	1,925	1,631
Services(1)	2,630	2,043

Total cost of revenues	6,499	5,329

Gross profit	28,056	22,334
Operating expenses(1):
Research and development	5,598	5,315
Sales and marketing	14,785	14,868
General and administrative	6,018	4,349

Total operating expenses	26,401	24,532

Income (loss) from operations	1,655	(2,198)
Interest income	28	404
Other income and (expense), net	(117)	(99)

Income (loss) before provision for (benefit from) income taxes	1,566	(1,893)
Provision for (benefit from) income taxes	551	(563)

Net income (loss)	$1,015	$(1,330)

Net income (loss) per common share, basic	$0.03	$(0.04)

Net income (loss) per common share, diluted	$0.03	$(0.04)

Shares used in computing basic net income (loss) per common share	32,685	30,992

Shares used in computing diluted net income (loss) per common share	35,249	30,992

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$80	$46
Cost of services revenues	33	33
Research and development	429	339
Sales and marketing	612	751
General and administrative	776	234
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,015	$(1,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	609	568
Amortization of acquired intangibles	222	211
Loss on disposal of property and equipment	—	3
Stock-based compensation	1,930	1,403
Excess tax benefit from stock-based compensation	(162)	—
Provision for allowance for doubtful accounts	26	—
Changes in operating assets and liabilities:
Accounts receivable	11,036	9,335
Prepaid expenses and other assets	299	(74)
Accounts payable	2,181	(567)
Accrued compensation and benefits	(5,180)	(6,273)
Other accrued liabilities	239	1,013
Deferred revenues	(3,225)	(501)

Net cash provided by operating activities	8,990	3,788
Cash flows from investing activities:
Purchase of property and equipment	(1,339)	(1,216)

Net cash used in investing activities	(1,339)	(1,216)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	162	—
Proceeds from exercise of stock options, net of repurchases	3,653	143
Payment of capital lease and software license obligations	(599)	(489)

Net cash provided by (used in) financing activities	3,216	(346)
Effect of exchange rate changes on cash	126	—

Net increase in cash and cash equivalents	10,993	2,226
Cash and cash equivalents at beginning of period	90,467	71,946

Cash and cash equivalents at end of period	$101,460	$74,172

Supplemental disclosure of cash flow information:
Capitalized software obligations	$4,605	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     ArcSight, Inc. (“ArcSight” or the “Company”) is a leading provider of security and compliance management solutions that protect enterprises and government agencies. The Company’s products help customers comply with corporate and regulatory policy, safeguard their assets and processes and control risk. The Company’s platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats. The Company’s products collect and correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations and external and insider threats. The Company also provides complementary software that delivers pre-packaged analytics and reports tailored to specific security and compliance initiatives, as well as appliances that streamline event log collection, storage, analysis and reporting. The Company is headquartered in Cupertino, California, and was incorporated on May 3, 2000 under the laws of the state of Delaware.
2. Significant Accounting Policies
     Basis of Presentation and Consolidation
     The condensed consolidated balance sheet as of April 30, 2009 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 9, 2009.
     In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS 165 during the first quarter of 2010. In accordance with SFAS 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on September 8, 2009.
     Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of July 31, 2009, and the consolidated statements of operations and cash flows for the three months ended July 31, 2009 and 2008 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2009, its results of operations and cash flows for the three months ended July 31, 2009 and 2008. The results of operations for the three months ended July 31, 2009 are not necessarily indicative of the results to be expected for fiscal 2010 or for any other interim period or for any other future year.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates, assumptions and judgments, are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts, valuations of cash equivalents, and accrued liabilities. Actual results may differ from those estimates, and such differences may be material to the financial statements.
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
     Foreign Currency Translation
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
     Net foreign currency transaction losses of approximately $0.1 million for each of the three months ended July 31, 2009 and 2008 were primarily the result of the settlement of inter-company transactions and are included in other expense.
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
     Effective May 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). At July 31, 2009 and April 30, 2009, the notional amount of outstanding foreign currency derivatives not designated as hedging instruments under SFAS 133 was $1.6 million, and $1.4 million, respectively. At July 31, 2009 and April 30, 2009, the fair value adjustment to mark these instruments to market was $0.1 million and $28,000, respectively, and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. For the three months ended July 31, 2009 and July 31, 2008, the Company recorded $0.1 million and $46,000, respectively, in other income and expense associated with foreign currency derivative contracts.

     Concentration of Credit Risk and Business Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded on its balance sheet. Risks associated with cash equivalents are mitigated by banking with high-credit quality institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of the financial institutions.
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
     No customer or reseller accounted for more than 10% of total revenues for the three months ended July 31, 2009 and July 31, 2008. The Company had one customer with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with a balance of 13% of net accounts receivable as of July 31, 2009. The Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 17% and 11% of net accounts receivable as of April 30, 2009.
     The majority of the Company’s revenues are derived from sales of the ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company has introduced complementary appliance products in fiscal 2009 and 2008 for which the Company uses a single source for manufacturing and fulfillment, the Company’s revenues and operating results will continue to depend significantly on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise security and compliance management solutions and other risks.
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
     The Company enters into software license agreements through direct sales to customers and through resellers. The license agreements include post-contract customer support and may include professional services deliverables. Post-contract customer support includes rights to receive unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and Internet and telephone access to technical support personnel and content. Professional services include installation and implementation of the Company’s software, staffing and management services for customer security operation centers (“SOCs”) and customer training. Professional services are not essential to the functionality of the associated licensed software.
     For all sales, revenues attributable to an element in a customer arrangement are recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collectibility is reasonably assured.
     The Company typically uses a binding purchase order in conjunction with either a signed contract or a reference on the purchase order to the terms and conditions of the Company’s shrinkwrap or end-user license agreement as evidence of an arrangement. In circumstances where the customer does not issue purchase orders separate from a signed contract, the Company uses the signed contract as evidence of the arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.
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
     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of July 31, 2009 and April 30, 2009.
     The following describes activity in the allowance for doubtful accounts for fiscal 2009 and the three months ended July 31, 2009 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2009	$133	$142	$(13)	$262
Three months ended July 31, 2009	$262	$26	$(34)	$254

(1)	Uncollectible amounts written off, net of recoveries.
     Capitalized Software Licenses
     On May 31, 2009, the Company renewed the software license agreement with Oracle USA, Inc. that authorizes the Company to integrate Oracle database software with the Company’s ArcSight ESM products and distribute ArcSight ESM products with the embedded database software. The agreement has a two year term that commenced on May 31, 2009 when the prior agreement with Oracle expired. The supporting royalty payments total $4.8 million over the license term. These software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. In accordance with Accounting Principles Board Opinion (“APB”) No. 21, “Interest on Receivables and Payables,” these purchases have been recorded on the accompanying consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. The capitalized software licenses are being amortized ratably over the respective two-year terms of the agreements and are included as a component of cost of product revenues and cost of maintenance revenues in the amount of $0.4 million and $0.2 million for the three months ended July 31, 2009, and $0.4 million and $0.2 million for the three months ended July 31, 2008, respectively. During the three months ended July 31, 2009 and July 31, 2008 payments under these agreements amounted to $0.6 million and $0.5 million with related interest expense of $12,000 and $38,000, respectively.

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
     Software Development Costs
     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” costs incurred for the development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the beta stage using the working model approach. To date, the period of time between the establishment of a technologically feasible working model and the subsequent general release of the product have been of a relatively short duration of time and have resulted in insignificant amounts of costs qualifying for capitalization for all periods presented. Thus, all software development costs have been expensed as incurred in research and development expense.
     Cost of Computer Software Developed or Obtained for Internal Use
     For the costs incurred for computer software developed or obtained for internal use ArcSight follows the guidance of SOP No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”, (“SOP 98-1”). SOP 98-1 sets forth the guidance for costs incurred for computer software developed or obtained for internal use and requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the three months ended July 31, 2009, ArcSight has capitalized software costs for the development of internal use software amounting to $1.0 million. Amortization of these costs capitalized in accordance with SOP 98-1 will begin when the new software is ready for its intended use and will be amortized over the estimated useful life of the software generally on a straight-line basis unless another systematic and rational basis is more representative of the software’s use.

     Research and Development Expenses
     The Company expenses research and development expenses in the period in which these costs are incurred.
     Advertising Expenses
     Advertising costs are expensed as incurred. The Company incurred $28,000 and $0.1 million in advertising expenses for the three months ended July 31, 2009 and 2008, respectively.
     Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) APB No. 28, “Interim Financial Reporting,” (“APB 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in the Interim Period” (“FIN 18”) as amended by SFAS 109.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on May 1, 2007.
     Stock-Based Compensation Expense
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
     The Company’s 2007 Employee Stock Purchase Plan (“ESPP”) became effective upon the effectiveness of the Initial Public Offering (“IPO”) on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP.
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
     Fair Value Measurement
     In accordance with SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”), the Company measures its financial assets and liabilities at fair value. On May 1, 2009, the Company adopted SFAS 157-2, for non-financial assets and liabilities measured at fair value. Non-recurring non-financial assets and non-financial liabilities include those measured at fair value in goodwill impairment tests and intangible assets measured at fair value for impairment. The adoption of SFAS 157-2 did not impact the condensed consolidated results of operations, financial condition or cash flows.

     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 - observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities;

•	Level 2 - observable inputs such as quoted prices for similar assets and liabilities in active markets that are observable either directly or indirectly; and

•	Level 3 - unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
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
               In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 and April 30, 2009 (in thousands):

As of July 31, 2009:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,460	—	—	$101,460
Restricted cash	842	—	—	842
Capitalized software license obligations	—	$4,216	—	4,216

Total	$102,302	$4,216	—	$106,518

As of April 30, 2009:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$90,467	—	$—	$90,467
Restricted cash	842	—	—	842

Total	$91,309	$—	$—	$91,309

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On May 1, 2008, the Company evaluated its existing financial instruments and liabilities and elected not to adopt the fair value option on its financial instruments. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reasons support doing so in the future. As a result, SFAS 159 did not have an impact on the Company’s financial condition or results of operations for the three months ended July 31, 2009 and 2008.
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
          In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly”, (“FSP 157-4”). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted FSP 157-4 effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.

     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. SFAS 141R also establishes disclosure requirements. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In April 2008, the FASB issued an FSP on SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company adopted FSP 142-3 effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In February 2009, the FASB issued an FSP on SFAS No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination” (“FSP 141R-a”). FSP 141R-a amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. FSP 141R-a establishes principles and requirements for pre-acquisition contingencies and an acquiree’s pre-existing contingent consideration arrangement in a business combination measured under SFAS 141R. In addition, FSP 141R-a requires separate disclosure of recognized and unrecognized contingencies. FSP 141R-a has the same effective date as SFAS 141R, and is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 141R-a effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
          In April 2009, the FASB issued FASB Staff Position No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). This FSP requires a public entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In May 2009, the FASB issued SFAS 165, “Subsequent Events”, which establishes principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: (i) the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and (ii) the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. An entity shall recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. This statement is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement effective May 1, 2009.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168”), which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt SFAS 168 effective August 1, 2009. All references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing

U.S. GAAP, it is not expected to have any impact on the Company’s condensed consolidated results of operations, financial condition or cash flows.
3. Net Income (Loss) Per Common Share
     Basic and diluted net loss per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities consisting of stock options, shares purchasable under employee stock purchase plan, and common stock subject to repurchase were not included in the diluted loss per common share computation for the three months ended July 31, 2008 because the inclusion of such shares would have had an anti-dilutive effect.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	July 31,
	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$1,015	$(1,330)

Denominator for basic net income (loss) per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income (loss) per common share-basic	32,685	30,992

Denominator for diluted net income (loss) per share:
Shares used above, basic	32,685	—
Stock options	2,520	—
Shares purchasable under employee stock purchase plan	44	—

Denominator for diluted net income (loss) per share:	35,249	30,992

Net income (loss) per common share:
Net income (loss) per common share, basic	$0.03	$(0.04)

Net income (loss) per common share, diluted	$0.03	$(0.04)

     As the Company had a net loss for the three months ended July 31, 2008, basic and diluted net loss per share are the same. The weighted-average shares used in the computation of basic and diluted net loss per share for the periods are presented net of shares subject to repurchase.
     The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities, including common stock options, common stock subject to repurchase and employee stock purchase plan shares, that were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Options to purchase common stock	594	2,072
Common stock subject to repurchase	—	45
Shares purchasable under employee stock purchase plan	—	5

Total	594	2,122

4. Balance Sheet Details
     Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	July 31,	April 30,
	2009	2009
Computers and equipment	$6,063	$7,064
Furniture and fixtures	1,072	1,072
Software	1,755	788
Leasehold improvements	2,337	2,337

	11,227	11,261
Less: accumulated depreciation and amortization	(5,901)	(6,845)

Property and equipment, net	$5,326	$4,416

Depreciation expense was $0.5 million for each of the three months ended July 31, 2009 and 2008, respectively. Amortization expense was $0.1 million for both the three months ended July 31, 2009 and 2008, respectively.
   Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of July 31, 2009 and April 30, 2009 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average	Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
As of July 31, 2009:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(1,123)	$847
Customer installed-base relationships	6.00	80	(56)	24
Employee non-compete agreements	5.00	1,160	(934)	226

Total		$3,210	$(2,113)	$1,097

Goodwill				$5,746

	Estimated
	Weighted-
	Average	Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
As of April 30, 2009:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(960)	$1,010
Customer installed-base relationships	6.00	80	(53)	27
Employee non-compete agreements	5.00	1,160	(878)	282

Total		$3,210	$(1,891)	$1,319

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.2 million and $0.2 million for the three months ended July 31, 2009 and 2008, respectively.
     There was no impairment of goodwill or intangible assets for the three months ended July 31, 2009 or in fiscal 2009.
     As of July 31, 2009, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of July 31, 2009:	Expense
Remainder of fiscal 2010	$667
Fiscal 2011	425
Fiscal 2012	5

Total	$1,097

     Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of	As of
	July 31,	April 30,
	2009	2009
Deferred product revenues	$7,931	$9,786
Deferred maintenance revenues	30,939	32,408
Deferred services revenues	2,953	2,854

Total deferred revenues	41,823	45,048
Less deferred revenues, current portion	(34,569)	(36,160)

Deferred revenues, non-current	$7,254	$8,888

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
     Future minimum lease payments under the Company’s noncancelable operating leases as of July 31, 2009 are as follows (in thousands):

Amount of
As of July 31, 2009:	Payments
Remainder of fiscal 2010	$1,770
2011	2,057
2012	2,068
2013	2,151
2014	1,118

Total future minimum lease payments	$9,164

     Rent expense under all operating leases was approximately $0.9 million and $0.7 million for the three months ended July 31, 2009 and 2008, respectively.
     From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it is party to any currently pending litigation, the outcome of which will have a material adverse effect on our operations or financial position.
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
     The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under SFAS 5. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of July 31, 2009 or April 30, 2009.
7. Stockholders’ Equity
     Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of July 31,
2009
Options available for future grant under the 2007 Equity Incentive Plan	3,404,851
Options outstanding under the stock option plans	7,151,307
ESPP shares reserved for future issuance	941,736

Total shares reserved	11,497,894

     Stock Plans
     2007 Equity Incentive Plan. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. During fiscal 2009, the Company registered with the SEC 1,260,416 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan. As of July 31, 2009, since adoption of the 2007 Equity Incentive Plan, an aggregate of 1,870,679 of additional shares issued under the Company’s prior stock option plans, have become available for grant and issuance as a result of forfeitures or repurchases by the Company.
     2007 Employee Stock Purchase Plan. A total of 1,000,000 shares of the Company’s common stock were originally authorized. During fiscal 2009, a total of 315,104 additional shares were registered for issuance under the 2007 Employee Stock Purchase Plan.
     Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the three months ended July 31, 2009, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2009	4,520,099	6,940,996	6.10	7.30	$62,464

Options authorized	—	—	—
Options granted	(1,209,753)	1,209,753	17.84
Options exercised	—	(904,937)	4.04
Options canceled	94,505	(94,505)	10.26
Shares repurchased	—	—

Options outstanding as of July 31, 2009	3,404,851	7,151,307	8.29	7.77	76,352

Vested and expected to vest as of July 31, 2009, net of anticipated forfeitures		5,590,177	8.29	7.77	59,684

Vested and exercisable as of July 31, 2009		3,369,689	5.19	6.60	46,438

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.
     The following table summarizes additional information regarding outstanding options as of July 31, 2009:

	Options Outstanding		Options Vested and Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share
$0.12-0.40	448,342	3.60	448,342	$0.20
$0.48-0.80	432,951	5.38	432,951	0.68
$4.00	548,210	5.92	539,064	4.00
$4.74-5.98	333,407	9.31	—	—
$6.08-6.80	1,722,119	7.29	1,197,587	6.58
$7.17-8.95	1,225,073	8.69	226,402	8.31
$9.00-9.95	237,483	8.26	99,099	9.17
$10.00	949,869	8.18	416,953	10.00
$11.08-19.16	1,253,853	9.84	9,291	12.05

	7,151,307	7.77	3,369,689	$5.19

     Total intrinsic value of options exercised for the three months ended July 31, 2009 was $12.0 million, determined at the date of option exercise.
8. Stock-Based Compensation
     During the three months ended July 31, 2009 and 2008, the Company recorded stock-based compensation as described below (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Stock-based compensation under SFAS 123R	$1,683	$1,104
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of SFAS 123R	—	10
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	—	33
Stock-based compensation under employee stock purchase plan	247	256

Total	$1,930	$1,403

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
     The Company adopted SFAS 123R using the prospective-transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of fiscal 2007. The Company used the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of option awards granted. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. As there was no public market for the

Company’s common stock prior to the IPO, the Company determined the volatility for options granted in fiscal periods prior to the IPO, based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. Since the IPO, the expected volatility of options granted has been determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and the Company’s historical volatility. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual term of the Company’s options. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. As the Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS 123. The Company applied an estimated annual forfeiture rate of 5%, based on its historical forfeiture experience during the previous six years, in determining the expense recorded in its consolidated statement of operations.
     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those option exercises to be classified as financing cash flows. For the three months ended July 31, 2009, the Company recorded excess tax benefits resulting from tax deductions in excess of the compensation cost recognized amounting to $0.2 million. Due to the Company’s historical loss position and current valuation allowance, no tax benefits have been realized or recorded for any of the prior periods presented. Prior to the adoption of SFAS 123R those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
     Valuation and Expense Information under SFAS 123R
     The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three Months Ended
	July 31,
	2009	2008
Risk-free interest rate	2.26%	3.17%
Expected volatility	58%	53%
Expected life (years)	5.66 years	5.74 years
     Based on these calculations, the weighted-average fair value per share of common stock was $9.60 per share for the three months ended July 31, 2009. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three months ended July 31, 2009 and 2008, as a result of the Company’s adoption of SFAS 123R, were as follows (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Cost of maintenance revenues	$55	$28
Cost of services revenues	26	23

SFAS 123R expense included in cost of revenues	81	51
Operating expenses:
Research and development	306	206
Sales and marketing	539	652
General and administrative	757	195

SFAS 123R expense included in operating expenses	1,602	1,053

SFAS 123R expense included in net income (loss)	$1,683	$1,104

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     As of July 31, 2009 and 2008, there was $19.6 million and $12.3 million, respectively, of total unrecognized stock based compensation expenses under SFAS 123R, net of estimated forfeitures, that the Company expects to recognize over the requisite service period. Total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 3.05 years. The total fair value of all shares vested during the quarter ended July 31, 2009 was $1.7 million.

     During the three months ended July 31, 2009, the Company granted 1,209,753 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $14.33 to $19.16 per share at a weighted-average per share price of $17.84.
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
     In fiscal 2009, 373,368 shares were purchased under the ESPP at a weighted average purchase price per share of $7.37. Total cash proceeds from the purchase of shares under the ESPP was $2.8 million. No shares were purchased under the ESPP during the period ended July 31, 2009. As of July 31, 2009 there was an aggregate of 941,736 shares of common stock available for issuance pursuant to future rights to acquire stock under the ESPP.
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

	Three Months Ended
	July 31,
	2009	2008
Risk-free interest rate	0.46%	2.11%
Expected volatility	79%	53%
Expected term (in years)	0.50 years	0.58 years
     Based on these calculations, the weighted-average fair value per share of common stock was $4.37 and $2.77 per share for the three months ended July 31, 2009 and July 31, 2008, respectively. For the three months ended July 31, 2009 and July 31, 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.2 million and $0.3 million, respectively. As of July 31, 2009, there was $0.1 million of total unrecognized compensation expenses under SFAS 123R, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending September 15, 2009.
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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of July 31, 2009 and 2008, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.
     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended
	July 31,
	2009	2008
Total revenues by geography:
United States:
Products	$14,726	$11,409
Maintenance	8,931	6,358
Services	3,230	2,526

Total	26,887	20,293

EMEA:
Products	2,612	2,694
Maintenance	1,644	1,349
Services	515	473

Total	4,771	4,516

Asia Pacific:
Products	490	1,209
Maintenance	524	393
Services	48	183

Total	1,062	1,785

Other Americas:
Products	437	490
Maintenance	820	468
Services	578	111

Total	1,835	1,069

Total revenues	$34,555	$27,663

10. Income Taxes
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), APB No. 28, “Interim Financial Reporting,” (“APB 28”), and FASB Interpretation No. 18, “Accounting for Income Taxes in the Interim Period” (“FIN 18”) as amended by SFAS 109.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 30, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on July 9, 2009. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2009. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We are a leading provider of security and compliance management solutions that protect enterprises and government agencies. Our products help customers comply with corporate and regulatory policy, safeguard their assets and processes and control risk. Our platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats. Our products collect and correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats and compliance. We also provide complementary software that delivers pre-packaged analytics and reports tailored to specific security and compliance initiatives, as well as appliances that streamline event log collection, storage, analysis and reporting.
     We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $136.2 million in fiscal 2009, and were $34.6 million in our first quarter of fiscal 2010.
     In February 2008, we completed our IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2009. We generated $9.0 million and $3.8 million in cash from our operating activities during the three months ended July 31, 2009 and 2008, respectively, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of July 31, 2009, we had cash and cash equivalents and accounts receivable of $124.6 million, and an aggregate of $17.2 million in accounts payable and accrued liabilities.
Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Sales of ESM Products and Appliance Products to New Customers. The market for security and compliance management software solutions is growing, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM products in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, licenses for the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific security and compliance issues and business risks. In addition, customers may purchase our ArcSight Logger appliances to address their log archiving needs. A key component of our growth will depend on our ability to sell our products to new customers and our subsequent ability to generate follow-on sales from these customers. We also anticipate that a growing proportion of future new customers will be a result of initial sales of ArcSight Logger, our new ArcSight Express product and our other products sold in an appliance form factor.
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
     Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions increased revenues in the three months ended July 31, 2009 and 2008, by $0.7 million and $0.2 million, respectively. As of July 31, 2009 and April 30, 2009, deferred revenues included $0.9 million and $1.6 million, respectively, related to transactions such as these.
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
     In addition, we believe that our product revenue has been somewhat seasonal historically, with the first quarter ending July 31 of our fiscal year typically having relatively lower product revenue and the fourth quarter ending April 30 of our fiscal year typically having relatively higher product revenue. We believe that this seasonality results from a number of factors, including:
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
     The timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. We expect these seasonal factors to continue to impact our business in the future, and any seasonality that we experience may cause fluctuations in our operating results. We believe that our rapid historical growth may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. They may do so again in the future. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially adversely affect our results of operations in the future.
     As of July 31, 2009 and April 30, 2009, deferred product revenues were $7.9 million and $9.8 million, respectively. Included in deferred product revenues as of July 31, 2009 and April 30, 2009 was $0.7 million and $1.3 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of July 31, 2009 and April 30, 2009 was $7.2 million and $8.5 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of July 31, 2009 and April 30, 2009, deferred product revenues of $7.9 million and $9.8 million, respectively, were reduced by net-down adjustments of $5.1 million and $5.4 million, respectively. Our operating results in any particular quarterly period in fiscal 2010 may be similarly impacted by the recognition of previously deferred revenue, where the associated costs were recorded in prior periods. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
     Maintenance Revenues
     Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel and content. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance–standard and premium. The premium level is for customers that require 24-hour coverage seven days a week. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are treated as deferred revenue at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.
     As of July 31, 2009, deferred maintenance revenues were $30.9 million, of which $26.5 million represented current deferred maintenance revenues. As of April 30, 2009, deferred maintenance revenues were $32.4 million, of which $26.7 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. Included in deferred maintenance revenues as of July 31, 2009 and April 30, 2009, were $0.1 million and $0.2 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. For the three months ended July 31, 2009, there was $0.1 million of revenues recorded related to multiple element arrangements. As of July 31, 2009 and April 30, 2009, the deferred maintenance revenues of $30.9 million and $32.4 million, respectively, were reduced by net-down adjustments of $2.9 million and $2.6 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
     Services Revenues
     Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. During fiscal 2009, we entered into an increasing number of service engagements to staff and manage the security operation centers, SOCs, of certain large customers. These SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.
     As of July 31, 2009 and April 30, 2009, deferred service revenues were $3.0 million and $2.9 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of July 31, 2009 and April 30, 2009, the deferred service revenues of $3.0 million and $2.9 million, respectively were reduced by net-down adjustments of $0.6 million and $1.0 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue

Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products and maintenance are typically accrued and expensed when the respective revenue elements are ordered. Commissions on sales of services are typically accrued and expensed when the services are ordered. We also pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and systems integrators on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.
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
     Stock-Based Compensation
     Effective May 1, 2006, we adopted SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS 123R requires nonpublic companies that used the minimum value method under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, we continued to apply APB 25 in future periods to unvested equity awards outstanding at the date of adoption of SFAS 123R that were measured using the minimum value method. In addition, we continued to amortize those awards granted prior to May 1, 2006 utilizing an accelerated amortization schedule. As of April 30, 2009, amortization under the APB 25 minimum value method was complete. In accordance with SFAS 123R, we will recognize the compensation cost of employee stock-based awards granted subsequent to April 30, 2006 in the statement of operations using the straight-line method over the vesting period of the award.

     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and our historical volatility. The weighted-average expected volatility for options granted for the three months ended July 31, 2009 and 2008 was 58% and 53%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended July 31, 2009 and 2008 was 5.66 years and 5.74 years, respectively. For the three months ended July 31, 2009 and 2008, the weighted-average risk-free interest rate used was 2.26% and 3.17%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. As a result, we applied an estimated annual forfeiture rate of 5% for the three months ended July 31, 2009 and 2008, in determining the expense recorded in our consolidated statement of operations.
     We recorded expense of $1.7 million and $1.1 million for the three months ended July 31, 2009 and 2008, respectively, in connection with stock-based awards accounted for under SFAS 123R. As of July 31, 2009, unrecognized stock-based compensation expense of non-vested stock options was $19.6 million, which is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of SFAS 123R. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, SFAS 123R requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective upon the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under SFAS 123R. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three months ended July 31, 2009 and 2008, we recorded stock-based compensation expense associated with the ESPP of $0.2 million and $0.3 million, respectively. As of July 31, 2009, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.1 million.
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

     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of July 31, 2009, we had an allowance for doubtful accounts balance of $0.3 million. As of July 31, 2009, we had one customer that accounted for 13%, of our net accounts receivable.
     Accounting for Income Taxes
     Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
     Provision for (benefit from) income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109, APB No. 28, Interim Financial Reporting, or APB 28, and FASB Interpretation No. 18, Accounting for Income Taxes in the Interim Period, or FIN 18 as amended by SFAS 109. Significant components affecting the tax rate for fiscal 2009 include the utilization of net operating losses, research and development credits, foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
     We maintained a full valuation allowance as of July 31, 2009 because, based on the available evidence, we assessed that it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We intend to maintain the full valuation allowances until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
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
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2002 to 2009 remain open to examination by the U.S. federal and state tax authorities, and the tax years 2005 and 2009 remain open to examination by the foreign tax authorities.

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended July 31,
	2009	2008
Revenues:
Products	52.9%	57.1%
Maintenance	34.5	31.0
Services	12.6	11.9

Total revenues	100.0	100.0
Cost of revenues:
Products	5.6	6.0
Maintenance	5.6	5.9
Services	7.6	7.4

Total cost of revenues	18.8	19.3

Gross margin	81.2	80.7
Operating expenses:
Research and development	16.2	19.2
Sales and marketing	42.8	53.7
General and administrative	17.4	15.7

Total operating expenses	76.4	88.6

Income (loss) from operations	4.8%	(7.9)%

Comparison of the Three Months Ended July 31, 2009 and 2008
Revenues
     Revenues for the three-months ended July 31, 2009 and 2008 was as follows (in thousands, except percentages):

	Three Months Ended July 31,
	2009	2008	Change in Dollars	Change in Percent
Products	$18,265	$15,802	$2,463	15.6%
Percentage of total revenues	52.9%	57.1%
Maintenance	11,919	8,568	3,351	39.1%
Percentage of total revenues	34.5%	31.0%
Services	4,371	3,293	1,078	32.7%
Percentage of total revenues	12.6%	11.9%

Total revenues	$34,555	$27,663	$6,892	24.9%

     Product Revenues. Product revenues for the three months ended July 31, 2009 included revenues of $7.5 million from 35 new customers and revenues of $10.8 million from existing customers. New customer revenues from 35 customers for the three months ended July 31, 2009 decreased by $0.4 million compared to new customer revenues from 47 customers for the three months ended July 31, 2008. The significant decrease in the number of new customers from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 was primarily a result of a reduction of new customer additions in Asia Pacific. Given the relatively low average sales price in Asia Pacific the reduction in customer count did not have a significant impact on the amount of revenue from new customers. In addition, revenue from new customers was favorably impacted by one large new customer in the Americas. Existing customer revenues for the three months ended July 31, 2009 increased by $2.9 million compared to existing customer revenues for the three months ended July 31, 2008. The increase was primarily attributable to an increase in the average transaction size for sales to our existing customers in the Americas driven by additional purchases of our ESM product together with our logger product as well as the expansion of the deployment of our products more broadly across their IT infrastructure. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the poor economic environment and related geography of each revenue transaction. There was a net recognition of $0.6 million and $0.2 million of product revenues in the three months ended July 31, 2009 and 2008, respectively, related to historical sales transactions that initially included an undelivered product element for which we did not have VSOE. As of July 31, 2009, deferred product revenues included $0.7 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $3.4 million for the three months ended July 31, 2009 compared to July 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales. As a result of the timing of revenue recognition for sales transactions that included an undelivered product element for which we did not have VSOE, there was a net recognition of $0.1 million of maintenance revenues in the three months ended July 31, 2009 and no recognition of such maintenance revenues in the three months ended July 31, 2008.
     Services Revenues. Services revenues increased by $1.0 million for the three months ended July 31, 2009 compared to July 31, 2008, primarily due to SOC staffing and management engagements, in addition to increased consulting and education service billings related to a larger installed base of customers.
     Geographic Regions. We sell our product in three geographic regions: Americas; Europe Middle East and Africa, or EMEA; and Asia Pacific. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended July 31,
	2009	2008	Change in Dollars	Change in Percent
Americas	$28,722	$21,362	$7,360	34.5%
Percentage of total revenue	83.1%	77.2%
EMEA	4,771	4,516	255	5.6%
Percentage of total revenue	13.8%	16.3%
Asia Pacific	1,062	1,785	(723)	(40.5%)
Percentage of total revenue	3.1%	6.5%

Total revenue	$34,555	$27,663	$6,832	24.9%

     Total revenues for three months ended July 31, 2009 as compared to July 31, 2008 increased due to the strength of the Americas region. The Americas region during the three months ended July 31, 2009 increased in both absolute dollars and as a percentage of revenues. We experienced an increase in revenues of the EMEA region in absolute dollars, but a decrease in percentage of total revenues year over year. This decrease continues to be driven by lack of IT spending in this region due to the weak economic environment, though there appear to be regional pockets of stabilization indicating signs of recovery. The Asia Pacific region’s revenue fell during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. This absolute dollar and percentage decrease was caused by significantly fewer new customers caused by a weak economy in the region. We expect the rate of growth of revenues from the EMEA and Asia Pacific regions to continue to trail growth in the Americas in the near term as a result of the varying impact that the recent and continuing deterioration in global economic and financial market conditions are having on capital spending and the differences in compliance mandates in these regions.
     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts (in thousands, except percentages):

	Three Months Ended July 31,
	2009	2008	Change in Dollars	Change in Percent
Products	$1,944	$1,655	$289	17.5%
Maintenance	1,925	1,631	294	18.0%
Services	2,630	2,043	587	28.7%

Total cost of revenues	$6,499	$5,329	$1,170	22.0%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	July 31,
	2009	2008
Gross margin
Products	$16,321	$14,147
Percentage of product revenues	89.4%	89.5%
Maintenance	9,994	6,937
Percentage of maintenance revenues	83.8%	81.0%
Services	1,741	1,250
Percentage of services revenues	39.8%	38.0%

Total gross margin	$28,056	$22,334
Percentage of total revenues	81.2%	80.7%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $0.3 million for the three months ended July 31, 2009, primarily due to increased ArcSight Logger appliance cost of goods of $0.2 million related to increased ArcSight Logger appliance sales, as well as a minor increase related to royalty obligations associated with product cost of goods sold. Product gross margin as a percentage of product revenues remained relatively constant from period to period.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.3 million for the three months ended July 31, 2009 compared to July 31, 2008, due to increased compensation-related expenses of $0.1 million related to increased head count and cost per employee and increases in third-party royalty support and maintenance expenses of $0.1 million. Maintenance gross margin increased by 2.8% as a percentage of maintenance revenues for the three months ended July 31, 2009 compared to July 31, 2008, due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $0.6 million for the three months ended July 31, 2009 compared to July 31, 2008 due to increased compensation-related expenses of $0.2 million related to increased head count and cost per employee. Additionally, use of third party contractors increased by $0.4 million. Services gross margin as a percentage of services revenues increased by 1.8% to 39.8% for the three months ended July 31, 2009 from 38.0% for the three months ended July 31, 2008, due primarily to an increase in number of consulting service engagements and enhanced productivity improving underlying margins.
     Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended July 31,
	2009	2008	Change in Dollars	Change in Percent
Research and development	$5,598	$5,315	$283	5.3%
Percentage of total revenues	16.2%	19.2%
Sales and Marketing	14,785	14,868	(83)	(0.6%)
Percentage of total revenues	42.8%	53.8%
General and administrative	6,018	4,349	1,669	38.4%
Percentage of total revenues	17.4%	15.7%

Total operating expenses	$26,401	$24,532	$1,869	7.6%
Percentage of total revenues	76.4%	88.7%

     Research and Development Expenses. The increase in research and development expenses for the three months ended July 31, 2009 of $0.3 million compared to the three months ended July 31, 2008 was primarily attributable to an increase of $0.2 million in compensation and an increase of $0.1 million in stock-based compensation expense, associated with an increase in research and development personnel from 105 to 115 at the respective period ends. In the first quarter of fiscal 2010, we added 6 new employees, and plan to continue hiring to extend our product platform. As a result, we expect research and development expenses to continue to increase in absolute dollars.
     Sales and Marketing Expenses. The decrease in sales and marketing expenses for the three months ended July 31, 2009 of $0.1 million compared to the three months ended July 31, 2008, was primarily attributable to a decrease of $0.6 million in commission plan expenses associated with a change in commission plan structures. This decrease was offset by increased compensation-related expenses of $0.4 million due to an increase in sales and marketing personnel from 135 to 158 at the respective period ends, most notably in our business development and channel sales organizations. The compensation expense increase was offset by a key employee transitioning between our sales and marketing and general and administrative organizations during the second quarter of fiscal 2009. In the first quarter of fiscal 2010 we added 17 new employees, and plan to continue hiring in line with our growth opportunities. As a result, we expect sales and marketing expenses to continue to increase in absolute dollars.
     General and Administrative Expenses. The increase in general and administrative expenses of $1.7 million for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, was primarily associated with an increase of $0.5 million of stock based compensation cost related to the transition of a key employee from our sales and marketing organization, and $0.6 million in compensation related-expenses attributed to an increase in general administrative personnel from 46 to 57 at the respective period ends, as well as an increase in external consultants. Legal expenses increased by $0.5 million related to one time period expense associated with a potential small technology asset purchase which we decided not to pursue and activity related to ordinary course litigation, which has since settled. In addition, outside consulting expenses increased by $0.1 million, and general facility related expenses increased by $0.2 million, offset by a decrease of $0.3 million in audit, tax and related advisory expenses. We expect general and administrative expenses to marginally decrease in absolute dollars in our second quarter of fiscal 2010.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	July 31,		Change in Dollars	Change in Percent
	2009	2008
Interest income	$28	$404	$(376)	(93.1)%
Percentage of total revenues	0.1%	1.5%
Other income (expense), net	(117)	(99)	(18)	(18.2)%
Percentage of total revenues	(0.4)%	(0.4)%
Provision for (benefit from) income taxes	551	(563)	(1,114)	(197.9)%
Percentage of total revenues	1.6%	(2.0)%

Total non-operating income (expense)	$(640)	$868	$(1,508)	(173.7)%
Percentage of total revenues	(1.9)%	3.1%

     Interest Income. The decrease in interest income of $0.4 million for the three months ended July 31, 2009 compared to July 31, 2008 was primarily attributable to lower interest rates during the first quarter of fiscal 2010.
     Other Income (Expense), Net. Other income (expense), net for the three months ended July 31, 2009 compared to July 31, 2008 increased slightly as a result of entering into new capitalized software license arrangements.
     Provision for (Benefit from) Income Taxes. For the three months ended July 31, 2009, we recorded a provision for income taxes of $0.6 million. The effective tax rate for the three months ended July 31, 2009 is 35.4% and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible SFAS 123R stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits. For the three months ended July 31, 2008, we recorded a benefit for income taxes of ($0.6) million. The effective tax rate for the three months ended July 31, 2008 was 29.7%, and was based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for (benefit from) income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded was primarily due to the impact of nondeductible SFAS 123R stock-based compensation expenses, which was offset by tax credits.
Liquidity and Capital Resources
     From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2009, and generated $9.0 million of cash from our operating activities during the three months ended July 31, 2009 compared to $3.8 million of cash from our operating activities for the three months ended July 31, 2008. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. Additionally in February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.
     At July 31, 2009, we had cash and cash equivalents totaling $101.5 million and accounts receivable of $23.1 million, compared to $90.5 million of cash and cash equivalents and $34.2 million of accounts receivable at April 30, 2009.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	July 31,
	2009	2008
Net cash provided by operating activities	$8,990	$3,788
Net cash used in investing activities	(1,339)	(1,216)
Net cash provided by (used in) financing activities	3,216	(346)
     Operating Activities
     We have reported net income for the three months ended July 31, 2009, and although we reported a net loss for the three months ended July 31, 2008 our operating activities have provided positive cash flows, primarily due to the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.
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
     We generated $9.0 million of cash from operating activities during the three months ended July 31, 2009, primarily as a result of a $11.0 million decrease in accounts receivable due to strong collections efforts associated with our relatively high accounts receivable balance as of April 30, 2009, an increase of $2.2 million in accounts payable due to the timing of payments, an increase in other accrued liabilities of $0.2 million, and a decrease of $0.3 million in prepaid expenses and other assets, offset by a decrease of $5.2 million in accrued compensation and benefits related to payments of sales commission and performance bonuses earned during fiscal 2009, and a reduction in deferred revenue of $3.2 million. In addition, we had a net income of $1.0 million for this period, which included non-cash charges of $1.9 million for stock-based compensation expense and $0.8 million of depreciation and amortization.
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
     Investing Activities
     During the three months ended July 31, 2009, we used $1.3 million in cash for investing activities, comprised primarily of capital expenditures associated with software acquired in support of our enterprise resource planning (ERP) software implementation. During the three months ended July 31, 2008, we used $1.2 million in cash for investing activities, of which $1.1 million was related to capital expenditures associated with computer equipment in support of the expansion of our infrastructure and work force.
     Financing Activities
     During the three months ended July 31, 2009, $3.2 million of cash was provided by financing activities, comprised primarily of $3.7 million of net proceeds from the exercise of stock options, and $0.2 million from tax benefits related to disqualifying dispositions associated with stock-based compensation, offset by $0.6 million in payments for prepaid software licenses used as a component in our product sales. During the three months ended July 31, 2008, we used $0.3 million of cash from financing activities, comprised primarily of $0.5 million in payments for prepaid software licenses used as a component in our product sales, offset by $0.2 million from net proceeds from the exercise of stock options.
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
Off-Balance Sheet Arrangements
     As of July 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement that expires in October 2013. We also have leases for our regional sales offices that are for 13 months or less.

     The following table is a summary of our contractual obligations as of July 31, 2009:

		Payments Due by Period
	Total	Remainder	FY 2011	FY 2012	FY 2013	Thereafter
		of FY 2010
			(in thousands)
Operating lease obligations	$9,164	$1,770	$2,057	$2,068	$2,151	$1,118
Accrued contractual obligations	4,423	1,854	2,467	92	10	—

Total	$13,587	$3,624	$4,524	$2,160	$2,161	$1,118

     On May 20, 2009, we entered into a software license agreement with Oracle USA, Inc that authorizes us to integrate Oracle database software with our ArcSight ESM products and distribute ArcSight ESM products with the embedded database software. Under the agreement, which has a two year term that commenced on May 31, 2009 when our prior agreement with Oracle expired, we have agreed to make royalty payments totaling $4.8 million over the license term. Under the prior agreement with Oracle, we made payments totaling $1.9 million through fiscal 2009.
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
     Interest Rate Risk. Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash and cash equivalents totaling $101.5 million as of July 31, 2009, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.
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
     Based on the aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     We launched our ESM products in January 2002 and our first ArcSight Logger product in December 2006. Because the market for our products is relatively new and rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $9.9 million for the fiscal year ended April 30, 2009, we have a history of losses from operations, incurring losses from operations of $1.4 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of July 31, 2009, our accumulated deficit was $35.8 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand and improve the effectiveness of our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we may not continue to be profitable in future periods. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
     Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance.
     Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, revenues in fiscal 2006 and prior years excluded revenues related to multiple element sales transactions consummated in that year that were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. We recognize this deferred revenue in the period in which we either deliver these product elements or we and our customers amend the contractual terms of these sales transactions to remove the undelivered product elements. Our operating results were impacted by this treatment in fiscal 2009, 2008 and 2007 and may be similarly impacted in any particular quarterly period in fiscal 2010 as we recognize this previously deferred revenue. For example, earnings for the three months ended July 31, 2009 were favorably impacted by $0.7 million of revenues from such transactions where the associated expenses were recorded in [fiscal 2006 or prior years]. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that may choose to cover our stock, the price of our common stock could decline substantially.
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	the timing of satisfying revenue recognition criteria, including, for example, establishing (1) VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period, and (2) sufficient history with respect to our newly introduced appliance licensing model such that revenue recognition criteria would be met on shipment of our appliances, rather than delaying revenue recognition until payment for these transactions in which we will be required to do until such history is established;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as the impact of the recent and continuing deterioration in global and U.S. economic and financial market conditions on the financial services and retail industries; and

•	the impact of FIN 48, which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM products and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM products involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. The recent and continuing deterioration in global and U.S. economic and financial market conditions has increased the duration and intensity of our sales efforts as customers enhance their review of spending decisions. In addition, we have less experience with sales of ArcSight Logger, ArcSight Express and our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and their technical capabilities, as well as the value of our products, including the potential cost savings to the organization that our products may generate. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
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
     We have derived a majority of our product revenues from ArcSight ESM and related products. Demand for ArcSight ESM is affected by a number of factors beyond our control, including the timing of development and release of new products by us and our competitors, technological change, and lower-than-expected growth or a contraction in the worldwide market for enterprise security and compliance management solutions or other risks described in this Quarterly Report on Form 10-Q. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of ArcSight ESM, our business, operating results, financial condition and growth prospects will be adversely affected.
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
     The market for enterprise security and compliance management and log collection and storage products is intensely competitive, and we expect competition to increase in the future. A significant number of companies have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. We may not compete successfully against our current or potential competitors, especially those with significantly greater financial resources or brand name recognition. Companies competing with us may introduce products that have greater performance or functionality or incorporate technological advances that we have not yet developed or implemented. In addition, companies competing with us may price their products more competitively than ours, or have an entirely different pricing or distribution model, such as making introductory versions with limited functionality available as freeware products.

     Our competitors include large software companies, software or hardware network infrastructure companies, smaller software companies offering more narrowly focused enterprise security and compliance management and log collection and storage products, and small and large companies offering point solutions that compete with components of our platform or individual products. Existing competitors for a security and compliance management software platform solution such as our ESM products primarily are specialized, privately-held companies, such as Intellitactics and netForensics, as well as larger companies such as CA, Cisco, EMC, IBM, Novell and Symantec. Current competitors for sales of our ArcSight Logger products include specialized, privately-held companies, such as LogLogic and SenSage. In addition to these current competitors, we expect to face competition for our appliance products from existing large, diversified software and hardware companies, from specialized, smaller companies and from new companies that may seek to enter this market.
     Another source of competition is represented by the custom internal efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats. Many companies, in particular large corporate enterprises, have developed software internally that is an alternative to our enterprise security and compliance management and log collection and storage products. Wide adoption of our Common Event Format, which we are promoting as a standard for event logs generated by security and other products, may facilitate this internal development.
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
As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, these companies have reduced, and could continue to reduce, the price of their enterprise security and compliance management, log collection and storage products and managed security services, resulting in intensified pricing pressures within our market.
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
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the three months ended July 31, 2009 and the fiscal years ended April 30, 2009, 2008 and 2007, we derived 28%, 22%, 20% and 32% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
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
     In the three months ended July 31, 2009 and the fiscal years ended April 30, 2009, 2008 and 2007, we derived 22%, 27%, 33% and 23% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have eight issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
     We utilize various types of software licensed from unaffiliated third parties in order to provide certain elements of our product offering. For example, we license database software from Oracle that we integrate with our ESM product. Our agreement with Oracle permits us to distribute Oracle software in our products to our customers and partners worldwide through May 2011. See the section entitled “Item 1. Business—Intellectual Property—Oracle License Agreement” in Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009. Any errors or defects in this third-party software could result in errors that could harm our business. In addition, licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which delays could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 335 employees as of April 30, 2008 to 433 employees as of July 31, 2009. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
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
     In addition, as of September 1, 2009 (including options exercisable by those holders within 60 days of that date), our directors and executive officers, together with their affiliates, beneficially own in the aggregate 23.7% of our outstanding common stock. Further, holders that together with their affiliates hold 5% or more of our common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 35.0% of our outstanding common stock as of September 1, 2009. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to practically prevent or impede a merger, consolidation or sale of all or substantially all of our assets.
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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through July 31, 2009, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.01	Fiscal Year 2010 Management Bonus Plan.

10.02	Sales Commission Plan – FY 2010 (Kevin P. Mosher).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.
Date: September 8, 2009	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
President and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2009	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.01	Fiscal Year 2010 Management Bonus Plan.

10.02	Sales Commission Plan – FY 2010 (Kevin P. Mosher).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.