Form 10-Q
period 2009-10-31
ArcSight Inc
filed 2009-12-09
CIK 1368582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of December 1, 2009: 33,747,824 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended October 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	October 31,	April 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,408	$90,467
Marketable securities	19,810	—
Accounts receivable, net of allowance for doubtful accounts of $207 and $262, respectively	39,341	34,184
Capitalized software licenses, current	2,303	144
Other prepaid expenses and current assets	3,940	3,717

Total current assets	152,802	128,512
Property and equipment, net	5,889	4,416
Goodwill	5,746	5,746
Acquired intangible assets, net	875	1,319
Capitalized software licenses, non-current	1,337	—
Other long-term assets	312	1,168

Total assets	$166,961	$141,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,240	$1,432
Accrued compensation and benefits	9,131	11,671
Obligations for software licenses, current	2,980	363
Other accrued liabilities	6,488	4,337
Deferred revenues, current	39,814	36,160

Total current liabilities	62,653	53,963
Deferred revenues, non-current	7,797	8,888
Obligations for software licenses, non-current	1,173	—
Other long-term liabilities	1,884	1,637

Total liabilities	73,507	64,488
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 33,703,846 and 32,248,116 issued and outstanding as of October 31, 2009 and April 30, 2009, respectively	—	—
Additional paid-in capital	126,960	113,781
Accumulated other comprehensive loss	(225)	(314)
Accumulated deficit	(33,281)	(36,794)

Total stockholders’ equity	93,454	76,673

Total liabilities and stockholders’ equity	$166,961	$141,161

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Products	$28,018	$19,169	$46,283	$34,971
Maintenance	12,617	9,530	24,536	18,098
Services	4,868	4,136	9,239	7,429

Total revenues	45,503	32,835	80,058	60,498

Cost of revenues:
Products	3,150	1,844	5,094	3,499
Maintenance(1)	2,434	1,663	4,359	3,294
Services(1)	3,204	2,387	5,834	4,430

Total cost of revenues	8,788	5,894	15,287	11,223

Gross profit	36,715	26,941	64,771	49,275
Operating expenses(1):
Research and development	6,576	5,423	12,174	10,738
Sales and marketing	18,582	14,355	33,367	29,223
General and administrative	6,336	4,863	12,354	9,212

Total operating expenses	31,494	24,641	57,895	49,173

Income from operations	5,221	2,300	6,876	102
Interest income	35	351	63	755
Other expense, net	(214)	(11)	(331)	(110)

Income before provision for income taxes	5,042	2,640	6,608	747
Provision for income taxes	2,544	795	3,095	232

Net income	$2,498	$1,845	$3,513	$515

Net income per common share, basic	$0.07	$0.06	$0.11	$0.02

Net income per common share, diluted	$0.07	$0.06	$0.10	$0.02

Shares used in computing basic net income per common share	33,371	31,154	33,029	31,048

Shares used in computing diluted net income per common share	35,691	32,780	35,408	32,784

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$102	$54	$182	$100
Cost of services revenues	43	39	76	72
Research and development	518	334	947	673
Sales and marketing	851	752	1,463	1,503
General and administrative	971	346	1,747	580
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,513	$515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,205	1,225
Amortization of acquired intangibles	444	421
Loss on disposal of property and equipment	13	11
Stock-based compensation	4,415	2,928
Excess tax benefit from stock-based compensation	(1,881)	—
Provision for allowance for doubtful accounts	36	59
Changes in operating assets and liabilities:
Accounts receivable	(5,193)	3,407
Prepaid expenses and other assets	900	1,671
Accounts payable	2,808	234
Accrued compensation and benefits	(2,540)	(5,335)
Other accrued liabilities	4,324	1,176
Deferred revenues	2,563	(1,804)

Net cash provided by operating activities	10,607	4,508
Cash flows from investing activities:
Restricted cash	842	—
Purchase of marketable securities	(19,810)	—
Purchase of property and equipment	(2,352)	(1,634)

Net cash used in investing activities	(21,320)	(1,634)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,881	—
Proceeds from exercise of stock options, net of repurchases	6,883	2,049
Payment of capital lease and software license obligations	(1,193)	(987)

Net cash provided by financing activities	7,571	1,062
Effect of exchange rate changes on cash	83	(204)

Net (decrease) increase in cash and cash equivalents	(3,059)	3,732
Cash and cash equivalents at beginning of period	90,467	71,946

Cash and cash equivalents at end of period	$87,408	$75,678

Supplemental disclosure of cash flow information:
Capitalized software obligations	$4,605	$—
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
     In May 2009, the Financial Accounting Standards Board issued revised guidance which established general accounting standards and disclosure for subsequent events. The Company adopted this revised guidance during the first quarter of 2010. In accordance with the revised guidance, the Company has evaluated subsequent events through the date and time the financial statements were issued on December 8, 2009.
     Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of October 31, 2009, and the consolidated statements of income for the three and six months ended October 31, 2009 and 2008, and the consolidated statement of cash flows for the six months ended October 31, 2009 and 2008, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of October 31, 2009, its results of operations for the three and six months ended October 31, 2009 and 2008, and its statement of cash flows for the six months ended October 31, 2009 and 2008. The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results to be expected for fiscal 2010 or for any other interim period or for any other future year.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”)requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates, assumptions and judgments, are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts, valuations of cash equivalents and marketable securities, and accrued liabilities such as bonus accruals. Actual results may differ from those estimates, and such differences may be material to the financial statements.
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
     Marketable Securities
          Marketable securities were $19.8 million as of October 31, 2009. There were no marketable securities as of April 30, 2009. The Company determines the appropriate classification of the securities at the time of purchase and re-evaluates the designation as of each balance sheet date. As of October 31, 2009, all marketable securities are considered available-for-sale. Marketable securities consist principally of taxable, short-term marketable certificates of deposit, with maturities between three and six months. Marketable securities are stated at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. A decline in the market value of any available-for sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and the general market conditions. There were no other-than-temporary impairments for the three or six months ended October 31, 2009. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.
     Fair Value of Financial Instruments
     The carrying amounts of cash equivalents, marketable securities, trade accounts receivable, accounts payable, and other accrued liabilities approximate their respective fair values due to the relatively short-term maturities. The carrying amounts of marketable securities and derivative financial instruments approximate their respective fair values due to adjusting these investments to their respective market values each reporting period.
     Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive loss. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rates in effect on the balance sheet dates.
     Net foreign currency transaction gains (losses) of approximately ($0.2) million and $25,000 for the three months ended October 31, 2009 and 2008, and ($0.3) million and $29,000 for the six months ended October 31, 2009 and 2008, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense, net.
     Derivative Financial Instruments
     The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other income and expense in the consolidated statements of income. Cash flows from such derivatives are classified as operating activities. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s net income. During the first two quarters of fiscal 2009 and 2008, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments in Hedging Activities” (“ASC 815”).
     At October 31, 2009 and April 30, 2009, the notional amount of outstanding foreign currency derivatives classified as other current liabilities not designated as hedging instruments under the guidance was $0.5 million, and $1.4 million, respectively. At October 31, 2009 and April 30, 2009, the fair value adjustment to mark these instruments to market was ($3,000) and $28,000, respectively, and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. For the three months ended October 31, 2009 and 2008, the Company recorded $1,000 and ($3,000), respectively, in other income and (expense), net, associated with foreign currency derivative contracts. For the six months ended October 31, 2009 and 2008, the Company recorded $0.1 million and $43,000, respectively, in other income and (expense), net, associated with foreign currency derivative contracts.
     Concentration of Credit Risk and Business Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign currency forward contracts and accounts receivable. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, marketable securities, and foreign currency forward contracts to the extent recorded on its balance sheet. Risks associated with cash equivalents, marketable securities, and foreign currency forward contracts are mitigated by banking with high-credit quality institutions. Cash deposits and investments may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash, cash equivalents and marketable securities and minimal losses on its foreign currency forward contracts. The Company performs periodic evaluations of the relative credit standing of the financial institutions.
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
     No customer or reseller accounted for more than 10% of total revenues for the three months ended October 31, 2009. The Company had one customer that accounted for 11% of total revenues for the three months ended October 31, 2008. No customer or reseller accounted for more than 10% of total revenues for the six months ended October 31, 2009 or for the six months ended October 31, 2008. The Company had one reseller with an accounts receivable balance greater than 10% of the Company’s net accounts receivable as of October 31, 2009, with a balance of 24% of net accounts receivable. The Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 17% and 11% of net accounts receivable as of April 30, 2009.
     The majority of the Company’s revenues are derived from sales of the ArcSight ESM product and related products and services, and the Company expects this to continue for the foreseeable future. As a result, although the Company has introduced complementary appliance products in fiscal 2009 and 2008 for which the Company uses a single source for manufacturing and fulfillment, the Company’s revenues and operating results will continue to depend significantly on the demand for the ArcSight ESM product. Demand for ArcSight ESM is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise security and compliance management solutions and other risks.

     Revenue Recognition
     The Company derives its revenues from three sources: (1) sales of software licenses and related appliances (“products”); (2) fees for maintenance to provide unspecified upgrades and customer technical support (“maintenance”); and (3) fees for services, which includes services performed in connection with time-and-materials based consulting agreements (“services”).
     For all sales, revenues are recognized in accordance with GAAP, subject to the guidance for “Software Revenue Recognition” under ASC Topic 985-605 (“ASC 985-605”), as amended.
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
     Resellers and systems integrators purchase products for specific end-users and do not hold inventory. Resellers and systems integrators perform functions that include delivery to the end customer, installation or integration and post-sales service and support. The agreements with these resellers and systems integrators have terms that are generally consistent with the standard terms and conditions for the sale of the Company’s products and services to end-users and do not provide for product rotation or pricing allowances. For sales to direct end-users, resellers and systems integrators, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded only upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, where delivery is to be made to a reseller upon the request of either the end-user or the reseller, and all other criteria for revenue recognition have been met, it is the Company’s practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. For end-users, resellers and system integrators, the Company generally has no significant obligations for future performance such as rights of return or pricing credits.
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
     Vendor-specific objective evidence of fair value (“VSOE”) for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when such services are sold separately. For deliverables and multiple element arrangements subject to the guidance, when VSOE exists for all of the undelivered elements of the arrangement, but does not exist for the delivered elements in the arrangement, the Company recognizes revenues under the residual method. Under the residual method, at the outset of the arrangement with a customer, revenues are deferred for the fair value of the undelivered elements and revenues are recognized for the remainder of the arrangement fee attributable to the delivered elements (typically products) when all of the applicable criteria in the guidance have been met. In the event that VSOE for maintenance services does not exist, and this represents the only undelivered element, revenues for the entire arrangement are recognized ratably over the performance period. Revenues from maintenance and support agreements are recognized on a straight-line basis ratably over the life of the contract. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the arrangement are recognized ratably over the term because the Company does not have VSOE for the undelivered elements.
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
     The cost of providing the Company’s products and maintenance and services consists primarily of direct material costs for products and the fully burdened cost of the Company’s service organization for maintenance and services. Shipping and handling charges incurred and billed to customers for product shipments are recorded in product revenue and related cost of product revenues in the accompanying consolidated statements of income. If it becomes probable that the amount allocated to an undelivered element will result in a loss on that element of the arrangement, the loss is recognized.
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
     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of October 31, 2009 and April 30, 2009.

     The following describes activity in the allowance for doubtful accounts for fiscal 2009 and the six months ended October 31, 2009 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2009	$133	$142	$(13)	$262
Six months ended October 31, 2009	$262	$36	$(91)	$207

(1)	Uncollectible amounts written off, net of recoveries.
     Capitalized Software Licenses
     On May 31, 2009, the Company renewed the software license agreement with Oracle USA, Inc. that authorizes the Company to integrate Oracle database software with the ArcSight ESM products and distribute ArcSight ESM products with the embedded database software as a component of the product. The agreement has a two year term that commenced on May 31, 2009 when the prior agreement with Oracle expired. The supporting royalty and technical support payments total $4.8 million over the license term. These software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. These purchases have been recorded on the accompanying consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. The capitalized software licenses are being amortized ratably over the respective two-year terms of the agreements and are included as a component of cost of product revenues and cost of maintenance revenues in the amount of $0.4 million and $0.2 million for the three months ended October 31, 2009, and $0.3 million and $0.2 million for the three months ended October 31, 2008, respectively. Amortization included as a component of cost of product revenues and cost of maintenance revenues for the six months ended October 31, 2009 was $0.8 million and $0.4 million, and for the six months ended October 31, 2008 was $0.8 million and $0.3 million, respectively. During the three months ended October 31, 2009 and October 31, 2008 payments under these agreements amounted to $0.6 million and $0.5 million with related interest expense of $33,000 and $29,000, respectively. During the six months ended October 31, 2009 and October 31, 2008 payments under these agreements amounted to $1.2 million and $1.0 million with related interest expense of $45,000 and $0.1 million, respectively.
     Impairment of Long-Lived Assets
     Long-lived assets, such as property, plant and equipment and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Among the factors and circumstances considered by management in determining assessments of recoverability are: (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; (v) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and (vi) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Under the guidance, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset. There have been no indicators of impairment and no impairment losses have been recorded by the Company in any period presented.
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
Cost of Computer Software Developed or Obtained for Internal Use
     The Company capitalizes certain costs incurred for computer software developed or obtained for internal use, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the three and six months ended October 31, 2009, ArcSight has capitalized software costs for the development of internal use software amounting to $0.6 million and $1.5 million, respectively. Amortization of these costs capitalized in accordance with the guidance will begin when the new software is ready for its intended use and will be amortized over the estimated useful life of the software generally on a straight-line basis unless another systematic and rational basis is more representative of the software’s use.
     Research and Development Expenses
     The Company expenses research and development expenses in the period in which these costs are incurred.
     Advertising Expenses
     Advertising costs are expensed as incurred.
     Stock-Based Compensation Expense
     Effective May 1, 2006, the Company adopted the provisions and guidance under ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”), using the prospective-transition method. In accordance with the guidance, measurement and recognition of compensation expense for all awards made to employees and directors beginning on May 1, 2006 is recognized based on estimated fair values. In accordance with the guidance, the Company uses the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of the stock options on the grant dates, and the Company amortizes the fair value of compensation on a straight-line basis.
     The Company’s 2007 Employee Stock Purchase Plan (“ESPP”) became effective upon the effectiveness of the Company’s initial public offering (“IPO”) on February 14, 2008. The ESPP is compensatory and results in compensation cost accounted for under the guidance. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP, and the Company amortizes the fair value over the offering period.
     Comprehensive Income (Loss)
     Comprehensive income (loss) includes certain unrealized gains and losses that are recorded as a component of stockholders’ equity and excluded from the determination of net income. The Company’s accumulated other comprehensive income (loss) consisted of cumulative currency translation adjustments resulting from the translation of the financial statements of its foreign subsidiaries and unrealized losses on marketable securities. The tax effects on the foreign currency translation adjustments and unrealized gains and losses on marketable securities have not been significant.

     Fair Value Measurement
     In accordance with the guidance under ASC Topic 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10”), the Company measures its financial assets and liabilities at fair value. On May 1, 2009, the Company adopted the guidance for non-financial assets and liabilities measured at fair value. Non-recurring non-financial assets and non-financial liabilities include those measured at fair value in goodwill impairment tests and intangible assets measured at fair value for impairment. The adoption of the guidance did not impact the condensed consolidated results of operations, financial condition or cash flows.
     The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. On a recurring basis, the Company measures certain financial assets, comprised of money market accounts and certificates of deposit based on Level 1 inputs at fair value. The Company is required to measure and disclose the fair value of outstanding financial liabilities on a recurring basis. The fair value of financial obligations relating to the capitalized software licenses, based on quoted interest rates (Level 2 inputs) for the remaining duration of the liabilities, approximated carrying value.
          In accordance with the guidance, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 and April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
As of October 31, 2009:
Cash and cash equivalents	$87,408	—	—	$87,408

Marketable securities	19,810	—	—	19,810
Capitalized software license obligations	—	$4,153	—	4,153

Total	$107,218	$4,153	—	$111,371

	Level 1	Level 2	Level 3	Total
As of April 30, 2009:
Cash and cash equivalents	$90,467	—	$—	$90,467
Restricted cash	842	—	—	842

Total	$91,309	$—	$—	$91,309

     Recent Accounting Pronouncements
     In December 2007, the FASB issued revised guidance under ASC Topic 805-10, “Business Combinations” (“ASC 805-10”). This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interests in the acquiree and the goodwill acquired, in connection with a business combination. This guidance also establishes disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In April 2008, the FASB issued revised guidance under ASC Topic 350-30, “Intangibles-Goodwill and Other Intangible Assets, Determination of the Useful Life of Intangible Assets” (“ASC 350-30”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the guidance and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10, and other U.S. generally accepted accounting principles. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company adopted this guidance effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In February 2009, the FASB issued revised guidance under ASC Topic 805-20, “Business Combinations”, (“ASC 805-20”). This guidance amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance establishes principles and requirements for pre-acquisition contingencies and an acquiree’s pre-existing contingent consideration arrangement in a business combination measured under the guidance. In addition, this guidance requires separate disclosure of recognized and unrecognized contingencies. This guidance has the same effective date as ASC 805-10, and is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In April 2009, the FASB issued revised guidance under ASC Topic 825-10, “Financial Instruments-Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). This guidance requires a public entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC 825-10. This guidance is effective for interim periods ending after June 15, 2009. The Company adopted this guidance effective May 1, 2009, and its adoption did not impact the condensed consolidated results of operations, financial condition or cash flows.
     In May 2009, the FASB issued revised guidance under ASC Topic 855-10, “Subsequent Events”, (“ASC 855-10”), which establishes principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: (i) the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and (ii) the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. An entity shall recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this guidance effective May 1, 2009.
     In June 2009, the FASB issued ASC Topic 105-10 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“ASC 105-10”), which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the guidance effective August 1, 2009. All references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated results of operations, financial condition or cash flows.

     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Element Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective for annual financial periods beginning after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the potential impact, if any, the adoption of this new guidance will have on its consolidated results of operations, financial condition or cash flows..
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This revised guidance is effective for annual financial periods beginning after June 15, 2010, and early adoption is permitted. The Company is currently evaluating the potential impact, if any, the adoption of this new guidance will have on its consolidated results of operations, financial condition or cash flows.
3. Net Income Per Common Share
     Basic and diluted net income per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed giving effect to all potentially dilutive common shares that were outstanding during the period on a weighted average basis. Potentially dilutive common shares consist of various employee stock awards including, common shares issuable upon exercise of stock options, and shares purchasable under the ESPP.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Numerator for basic and diluted net income per share:
Net income	$2,498	$1,845	$3,513	$515

Denominator for basic net income per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income per common share-basic	33,371	31,154	33,029	31,048

Denominator for diluted net income per share:
Shares used above, basic	33,371	31,154	33,029	31,048
Stock options	2,320	1,549	2,379	1,606
Shares purchasable under employee stock purchase plan	—	72	—	80
Shares subject to repurchase	—	5	—	50

Denominator for diluted net income per share:	35,691	32,780	35,408	32,784

Net income per common share:
Net income per common share, basic	$0.07	$0.06	$0.11	$0.02

Net income per common share, diluted	$0.07	$0.06	$0.10	$0.02

     The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities, including the Company’s common stock options, that were excluded from the computation of diluted net income per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Options to purchase common stock	173	2,531	72	1,877

4. Balance Sheet Details
     Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	October 31,	April 30,
	2009	2009
Computers and equipment	$6,484	$7,064
Furniture and fixtures	1,123	1,072
Software	2,357	788
Leasehold improvements	2,379	2,337

	12,343	11,261
Less: accumulated depreciation and amortization	(6,454)	(6,845)

Property and equipment, net	$5,889	$4,416

     Depreciation expense was $0.4 million and $0.5 million for the three months ended October 31, 2009 and 2008, respectively, and $0.9 million and $1.0 million for the six months ended October 31, 2009 and 2008, respectively. Amortization expense was $0.2 million and $0.1 million for the three months ended October 31, 2009 and 2008, respectively, and $0.3 million and $0.2 million for the six months ended October 31, 2009 and 2008, respectively.
     Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of October 31, 2009 and April 30, 2009 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of October 31, 2009:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(1,286)	$684
Customer installed-base relationships	6.00	80	(59)	21
Employee non-compete agreements	5.00	1,160	(990)	170

Total		$3,210	$(2,335)	$875

Goodwill				$5,746

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of April 30, 2009:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(960)	$1,010
Customer installed-base relationships	6.00	80	(53)	27
Employee non-compete agreements	5.00	1,160	(878)	282

Total		$3,210	$(1,891)	$1,319

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.2 million for both the three months ended October 31, 2009 and 2008 and $0.4 million for both the six months ended October 31, 2009 and 2008.
     There was no impairment of goodwill or intangible assets for the six months ended October 31, 2009 or in fiscal 2009.

     As of October 31, 2009, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of October 31, 2009:	Expense
Remainder of fiscal 2010	$444
Fiscal 2011	425
Fiscal 2012	5

Total	$874

     Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of	As of
	October 31,	April 30,
	2009	2009
Deferred product revenues	$10,386	$9,786
Deferred maintenance revenues	34,239	32,408
Deferred services revenues	2,985	2,854

Total deferred revenues	47,610	45,048
Less deferred revenues, current portion	(39,814)	(36,160)

Deferred revenues, non-current	$7,796	$8,888

5. Commitments and Contingencies
     The Company and its subsidiaries operate from leased premises in the United States, Asia and Europe with lease periods expiring through 2014. In April 2007, the Company entered into a lease extension through October 2013, and added additional office space to the lease for the corporate headquarters. This lease agreement includes a rent escalation clause of 4% per annual lease term through expiration in October 2013. The lease agreement includes leasehold improvement allowances in the amount of $0.7 million which is recorded as deferred rent and amortized as reductions to rent expense on a straight line basis over the remainder of the lease term. The lease agreement also includes a renewal period at the Company’s option for an additional five years at the then current fair market value. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.
     Future minimum lease payments under the Company’s noncancelable operating leases as of October 31, 2009 are as follows (in thousands):

Amount of
As of October 31, 2009:	Payments
Remainder of fiscal 2010	$1,138
2011	2,059
2012	2,068
2013	2,151
2014	1,118

Total future minimum lease payments	$8,534

     Rent expense under all operating leases was approximately $0.9 million for both the three months ended October 31, 2009 and 2008, and $1.8 million and $1.6 million for the six months ended October 31, 2009 and 2008, respectively.
     From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it is party to any currently pending litigation, the outcome of which will have a material adverse effect on its operations or financial position.

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
     The Company generally provides a warranty for its products and services to its customers. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of October 31, 2009 or April 30, 2009.
7. Stockholders’ Equity
     Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of October 31,
2009
Options available for future grant under the 2007 Equity Incentive Plan	3,234,020
Options outstanding under the stock option plans	6,889,461
ESPP shares reserved for future issuance	823,620

Total shares reserved	10,947,101

     Stock Plans
     2007 Equity Incentive Plan. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. During fiscal 2009, the Company registered 1,260,416 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan. As of October 31, 2009, since adoption of the 2007 Equity Incentive Plan, an aggregate of 672,683 of additional shares issued under the Company’s prior stock option plans, have become available for grant and issuance as a result of forfeitures or repurchases by the Company.
     2007 Employee Stock Purchase Plan. A total of 1,000,000 shares of the Company’s common stock were originally authorized. During fiscal 2009, a total of 315,104 additional shares were registered for issuance under the ESPP.

     Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the three months ended October 31, 2009, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2009	4,520,099	6,940,996	6.10	7.30	$62,464

Options authorized	—	—	—
Options granted	(1,427,803)	1,427,803	18.48
Options exercised	—	(1,337,614)	4.26
Options canceled	141,724	(141,724)	10.28
Shares repurchased	—	—

Options outstanding as of October 31, 2009	3,234,020	6,889,461	8.94	7.61	108,731

Vested and expected to vest as of October 31, 2009, net of anticipated forfeitures		6,208,093	8.94	7.61	97,978

Vested and exercisable as of October 31, 2009		3,301,366	5.57	6.53	63,206

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.
     The following table summarizes additional information regarding outstanding options as of October 31, 2009:

	Options Outstanding		Options Vested and Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share
$0.12-0.40	335,944	3.23	335,944	$0.20
$0.48-0.80	397,901	5.13	397,901	0.68
$4.00	460,866	5.67	459,875	4.00
$4.74-5.98	328,157	9.05	1,938	5.82
$6.08-6.80	1,636,989	7.04	1,237,853	6.58
$7.17-8.95	1,181,879	8.45	337,600	8.27
$9.00-9.95	218,265	7.97	104,472	9.19
$10.00	872,961	7.93	412,108	10.00
$11.08-17.65	280,596	9.54	9,170	11.54
$18.00-25.12	1,175,903	9.23	4,505	20.16

	6,889,461	7.61	3,301,366	$5.57

     Total intrinsic value of options exercised for the six months ended October 31, 2009 was $19.8 million, determined at the date of option exercise.

8. Stock-Based Compensation
     During the three and six months ended October 31, 2009 and 2008, the Company recorded stock-based compensation under ASC 718 as described below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Stock-based compensation under ASC 718	$2,162	$1,276	$3,845	$2,380
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of ASC 718	—	6	—	16
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	—	—	—	33
Stock-based compensation under employee stock purchase plan	323	243	570	499

Total	$2,485	$1,525	$4,415	$2,928

     Adoption
     On May 1, 2006, the Company adopted ASC 718, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in stock-based payment transactions. The guidance requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.
     The Company used the Black-Scholes option pricing model to determine the fair value of option awards granted. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. The Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock
     Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those option exercises are classified as financing cash flows. For the three and six months ended October 31, 2009, the Company recorded excess tax benefits resulting from tax deductions in excess of the compensation cost recognized amounting to $1.7 million and $1.9 million, respectively. Due to the Company’s historical loss position and current valuation allowance, no tax benefits have been realized or recorded for any of the prior periods presented. Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
     Valuation and Expense Information
     The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Risk — free interest rate	2.82%	3.34%	2.34%	3.27%
Expected volatility	57.8%	50.3%	57.6%	51.5%
Expected life (years)	5.51 years	5.76 years	5.63 years	5.75 years
     Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $11.89 and $4.06 per share for the three months ended October 31, 2009 and 2008, and $9.95 and $4.26 per share for the six months ended October 31, 2009 and 2008, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three and six months ended October 31, 2009 and 2008, as a result of the Company’s adoption of ASC 718, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Cost of maintenance revenues	$73	$34	$128	$62
Cost of services revenues	32	28	58	51

Stock based compensation expense included in cost of revenues	105	62	186	113
Operating expenses:
Research and development	380	221	686	427
Sales and marketing	740	682	1,279	1,334
General and administrative	937	311	1,694	506

Stock based compensation expense included in operating expenses	2,057	1,214	3,659	2,267

Stock based compensation expense included in net income	$2,162	$1,276	$3,845	$2,380

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     As of October 31, 2009, there was $19.9 million of total unrecognized stock based compensation expenses under ASC 718, net of estimated forfeitures, that the Company expects to recognize over the requisite service period. Total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.89 years. The total fair value of all shares vested during the quarter ended October 31, 2009 was $2.0 million. The total fair value of all shares vested during the first two quarters of fiscal 2010 was $3.7 million.
     During the six months ended October 31, 2009, the Company granted 1,427,803 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $14.33 to $25.12 per share at a weighted-average per share price of $18.48.
Employee Stock Purchase Plan
     In November 2007, the Board of Directors and the Company’s stockholders approved the ESPP, which became effective upon the Company’s IPO on February 14, 2008. A total of 1,315,104 shares of the Company’s common stock have been reserved for issuance under the ESPP since inception, including the annual increase in January 2009 pursuant to its “evergreen” provision. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008.
     In fiscal 2009, 373,368 shares were purchased under the ESPP at a weighted average purchase price per share of $7.37. Total cash proceeds from the purchase of shares under the ESPP was $2.8 million. During the first six months of fiscal 2010, 118,116 shares were purchased under the ESPP at a weighted average purchase price per share of $10.07. Total cash proceeds from the purchase of shares under the ESPP was $1.2 million and $2.8 million, for the first six months of fiscal 2010 and fiscal 2009, respectively. As of October 31, 2009 there was an aggregate of 823,620 shares of common stock available for issuance pursuant to future rights to acquire stock under the ESPP.
     The ESPP is compensatory and results in compensation cost accounted for under ASC 718. The Black-Scholes option pricing model is used to estimate the fair value of rights to acquire stock granted under the ESPP. The weighted-average fair value calculations for rights to acquire stock under the ESPP within the period are based on the following weighted-average assumptions set forth in the table below, assuming no dividends will be paid, and based on assumptions prevailing as of the enrollment date of the offering period.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Risk-free interest rate	0.35%	1.80%	0.41%	1.95%
Expected volatility	73.2%	50.9%	76.0%	51.9%
Expected life (years)	0.50 years	0.54 years	0.50 years	0.56 years

     Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $5.73 and $2.61 per share for the three months ended October 31, 2009 and 2008, respectively, and was $5.01 and $2.69 per share for the six months ended October 31, 2009 and 2008, respectively. For the three months ended October 31, 2009 and 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.4 million and $0.2 million, respectively. For the six months ended October 31, 2009 and 2008, the Company recorded stock-based compensation expense associated with its ESPP of $0.6 million and $0.5 million, respectively. As of October 31, 2009, there was $0.5 million of total unrecognized compensation expenses under the guidance, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending March 15, 2010.
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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of October 31, 2009 and 2008, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Total revenues by geography:
United States:
Products	$19,884	$14,352	$34,610	$25,761
Maintenance	9,257	7,161	18,188	13,519
Services	3,808	3,375	7,038	5,901

Total	32,949	24,888	59,836	45,181

EMEA:
Products	5,748	2,724	8,360	5,418
Maintenance	1,927	1,412	3,571	2,761
Services	583	546	1,098	1,019

Total	8,258	4,682	13,029	9,198

Asia Pacific:
Products	1,244	873	1,734	2,082
Maintenance	574	475	1,098	868
Services	163	99	211	282

Total	1,981	1,447	3,043	3,232

Other Americas:
Products	1,142	1,220	1,579	1,710
Maintenance	859	482	1,679	950
Services	314	116	892	227

Total	2,315	1,818	4,150	2,887

Total revenues	$45,503	$32,835	$80,058	$60,498

10. Income Taxes
     Provision for income taxes is calculated in accordance with ASC 740, “Accounting for Income Taxes,” “Interim Financial Reporting,” and FASB interpretation under ASC 740 related to “Accounting for Income Taxes in the Interim Period,” as amended.
     The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as accruals and allowances not currently deductible for tax purposes. These temporary differences result in deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using tax rates currently in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carry-forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in the Company’s estimates may result in significant increases or decreases to the Company’s tax provision in a period in which such estimates are charged, which would affect net income.
     For the quarter ended October 31, 2009 and in accordance with ASC 740, the Company has evaluated its need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. The Company maintained a valuation allowance against its net deferred tax assets because the Company expects that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets for each jurisdiction. The Company considers all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company determines it is more likely than not that some or all of its deferred tax assets will be realized in the foreseeable future, the Company will adjust its valuation allowance accordingly. A change in the Company’s assessment regarding the realization of its deferred tax assets will impact its effective tax rate in the period the Company revises its assessment and in subsequent periods. The Company will continue to monitor available positive and negative evidence in future periods to determine if any or all of the remaining valuation allowance should be released.

11. Subsequent Events
     On November 18, 2009, the Company modified and extended its non-cancelable operating lease for its principal facility in Cupertino, California. Under the amendment, the Company will add approximately 37,000 square feet to the existing facility and expect to take possession of the additional premises on or about May 1, 2010. The lease, which originally expired in October 2013, will be extended for 84 months from the date on which the Company takes possession of the additional premises. Under the amendment, the rent on the existing premises will be reduced by $0.02 per square foot when the Company takes possession of the additional premises and the annual increase in base rent will decrease from 4% to 3%. Over the term of the amendment, the Company has agreed to make payments totaling $25.5 million.

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
     We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $136.2 million in fiscal 2009, and were $80.1 million in our first two quarters of fiscal 2010.
     In February 2008, we completed our initial public offering or IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2009. We generated $10.6 million and $4.5 million in cash from our operating activities during the six months ended October 31, 2009 and 2008, respectively, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of October 31, 2009, we had cash, cash equivalents and marketable securities of $107.2 million, net accounts receivable of $39.3 million, and an aggregate of $22.8 million in accounts payable and accrued liabilities.
Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is in the early stages of development. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Sales of ESM Products and Appliance Products to New Customers. The market for security and compliance management software solutions is growing, with new purchases often driven by corporate compliance initiatives. We typically engage in a proof of concept with our customers to demonstrate the capabilities of our ESM products in their specific environment. A new sale usually involves the sale of licenses for one or more ESM Managers, licenses for the number and type of devices the customer intends to manage with ArcSight ESM, licenses for our console and web interfaces, installation services, training and an initial maintenance arrangement. In many cases, customers will also purchase one of our complementary software modules which enable them to implement specific sets of off-the-shelf rules for our event correlation engine that address specific security and compliance issues and business risks. In addition, customers may purchase our ArcSight Logger products to address their log archiving needs. A key component of our growth will depend on our ability to sell our products to new customers and our subsequent ability to generate follow-on sales from these customers. We also anticipate that a growing proportion of future new customers will be a result of initial sales of ArcSight Logger product, our ArcSight Express product and our other products sold in an appliance form factor.
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
     Development and Introduction of New Products. We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the security and compliance management market. Examples of new product introductions in fiscal 2009 included our Compliance Insight Package for NERC CIP standards 002-009 and our ArcSight Express product. We continue the enhancement of our ESM products and solutions, such as the introduction of ESM appliances in June 2008, the integration with the Cisco Mobility Services Engine announced in May 2009, and the introduction of an all-in-one PCI log management appliance in July 2008. We also released a new version of our ArcSight Logger product, ArcSight Logger 4.0, in November 2009. In addition, we continue to develop and release appliance versions of our software products and updates to complementary solution packages for our ArcSight Logger product.
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
     We recognize revenues pursuant to generally accepted accounting principles or GAAP, in accordance with Accounting Standards Codification, or ASC, Topic 985-605, Software Revenue Recognition, or ASC 985-605 as amended, which, if revenues are to be recognized upon product delivery, requires among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts.
     Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions increased revenues in the six months ended October 31, 2009 and 2008, by $0.9 million and $0.5 million, respectively. As of October 31, 2009 and April 30, 2009, deferred revenues included $0.6 million and $1.6 million, respectively, related to transactions such as these.
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
     In addition, we believe that our product revenue has been somewhat seasonal historically, with the first quarter ending July 31 of our fiscal year typically having relatively lower product revenue, with product revenues increasing in each subsequent quarter through our fourth quarter ending April 30. We believe that this seasonality results from a number of factors, including:
•	the timing of our annual sales “club” for top performers and annual training for our entire sales force in our first fiscal quarter;

•	the fiscal year end procurement cycle of our government customers;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector;

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions;

•	sales to customers with a standard December 31 fiscal year end that may positively impact our license revenue in the third quarter of our fiscal year; and

•	the structure of our direct sales incentive and compensation program, which may reinforce the tendency of our direct sales team to book the largest volume of deals toward the end of our fiscal year.
     While this has been the historical seasonal pattern of our quarterly product revenue, we believe that our rapid historical growth and the required timing of new compliance mandates may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In the future, we may experience growth from additional compliance and cybersecurity mandates that could continue to mask underlying seasonal purchasing decisions by our customers. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.
     For example, as noted above, the timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. Increased government spending on cybersecurity and new compliance mandates may drive customer demand at different times throughout our fiscal year, the timing of which we may not be able to anticipate and may cause fluctuations in our operating results. We expect seasonality to continue to impact our business in the future, causing similar fluctuations in our operating results.

     As of October 31, 2009 and April 30, 2009, deferred product revenues were $10.4 million and $9.8 million, respectively. Included in deferred product revenues as of October 31, 2009 and April 30, 2009 was $0.5 million and $1.3 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of October 31, 2009 and April 30, 2009 was $9.9 million and $8.5 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of October 31, 2009 and April 30, 2009, deferred product revenues of $10.4 million and $9.8 million, respectively, were reduced by net-down adjustments of $7.3 million and $5.4 million, respectively. Our operating results in any particular quarterly period in fiscal 2010 may be similarly impacted by the recognition of previously deferred revenue, where the associated costs were recorded in prior periods. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     As of October 31, 2009, deferred maintenance revenues were $34.2 million, of which $28.9 million represented current deferred maintenance revenues. As of April 30, 2009, deferred maintenance revenues were $32.4 million, of which $26.7 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of October 31, 2009 and April 30, 2009, the deferred maintenance revenues of $34.2 million and $32.4 million, respectively, were reduced by net-down adjustments of $6.1 million and $2.6 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
     Services Revenues
     Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. During fiscal 2009, and continuing during the first two quarters of fiscal 2010, we entered into an increasing number of service engagements to staff and manage the security operation centers, SOCs, of certain large customers. These SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.
     As of October 31, 2009 and April 30, 2009, deferred service revenues were $3.0 million and $2.9 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of October 31, 2009 and April 30, 2009, the deferred service revenues of $3.0 million and $2.9 million, respectively, were reduced by net-down adjustments of $0.5 million and $1.0 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products and maintenance are typically accrued and expensed when the respective revenue elements are ordered. Commissions on sales of services are typically accrued and expensed when the service orders are generated. We also pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and build additional relationships with resellers and systems integrators on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.
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
     Other Expense, Net. Other expense, net consists of interest earned on our cash investments and foreign currency-related gains and losses. Our interest income will vary each reporting period depending on our average cash balances during the period and the current level of interest rates. Our foreign currency-related gains and losses will also vary depending upon movements in underlying exchange rates.

     Accounting for Income Taxes. Our provision for income taxes is calculated in compliance with ASC Topic 740, Accounting for Income Taxes, or ASC 740, and other related guidance, and generally consists of tax expense related to current period earnings. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credit carry-forwards, if it is more likely than not that the tax benefits will be realized.
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
     Revenue Recognition
     We recognize revenues in accordance with ASC 985-605, Software-Revenue Recognition. Accordingly, we exercise judgment and use estimates in connection with the determination of the amount of product, maintenance and services revenues to be recognized in each accounting period.
     We derive revenues primarily from three sources: (i) sales of our software and hardware products, (ii) fees for maintenance to provide unspecified upgrades and customer technical support, and (iii) fees for services, including professional services for product installation, implementation, staffing and management services for SOCs and training. Our appliance products contain software that is more than incidental to the functionality of the product. In accordance with the guidance, we recognize revenues when the following conditions have been met:
•	persuasive evidence of an arrangement exists;

•	the fee is fixed or determinable;

•	product delivery has occurred or services have been rendered; and

•	collection is considered probable.
     We typically use a binding purchase order in conjunction with either a signed contract or reference on the purchase order to the terms and conditions of our shrinkwrap or end-user license agreement as evidence of an arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or forfeiture, concession or other adjustment. We do not generally grant rights of return or price protection to our distribution partners or end-users, other than limited rights of return during the warranty period in some cases. We use shipping documents, contractual terms and conditions and customer acceptance, when applicable, to verify product delivery to the customer. For perpetual software license fees in arrangements that do not include customization, or services that are not considered essential to the functionality of the licenses, delivery is deemed to occur when the product is delivered to the customer. Services and consulting arrangements that are not essential to the functionality of the licensed product are recognized as revenues as these services are provided. Delivery of maintenance is considered to occur on a straight-line basis ratably over the life of the contract. We consider probability of collection based on a number of factors, such as creditworthiness of the customer as determined by credit checks and analysis, past transaction history, the geographic location and financial viability. We do not require, nor do we request, collateral from customers. If we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash. A net-down adjustment may be recorded in cases where sales transactions have been invoiced but are recognized on cash receipt, for invoiced but unpaid sales transactions related to post-contract customer support obligations for which the term has not commenced, or for invoiced but unpaid service engagements where services have not yet been provided. Net-down adjustments decrease both accounts receivable and deferred revenue. Any such transactions included in accounts receivable and deferred revenue at period end are reflected on the balance sheet on a net basis.
     Our sales of software products to date have typically been multiple element arrangements, which have included software licenses and corresponding maintenance, and have also generally included some amount of professional services. Our sales of appliance products to date have been multiple element arrangements as well, which included hardware, software licenses and corresponding maintenance, and have also generally included some amount of professional services. We allocate the total arrangement fee among these multiple elements based upon their respective fair values as determined by VSOE or, if applicable, by the residual method under the guidance. VSOE for maintenance and support services is based on separate sales and/or renewals to other customers or upon renewal rates quoted in contracts when the quoted renewal rates are deemed substantive in both rate and term. VSOE for professional services is established based on prices charged to customers when those services are sold separately. If we cannot objectively determine the fair value of any undelivered element in a multiple element arrangement, we defer revenues for each element until all elements have been delivered, or until VSOE can objectively be determined for any remaining undelivered element. If VSOE for maintenance does not exist, and this represents the only undelivered element, then revenues for the entire arrangement are recognized ratably over the performance period. When VSOE of a delivered element has not been determined, but the fair value for all undelivered elements has, we use the residual method to record revenues for the delivered element. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and recognized immediately as revenues. Revenues from time-based (term) license sales that include ongoing delivery obligations throughout the term of the arrangement are recognized ratably over the term.
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
     Stock-Based Compensation
     Effective May 1, 2006, we adopted ASC Topic 718, Compensation-Stock Compensation, or ASC 718, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This guidance requires nonpublic companies that used the minimum value method, for either recognition or pro forma disclosures to apply the guidance using the prospective-transition method. As such, we continued to apply the minimum value method in future periods to unvested equity awards outstanding at the date of adoption of ASC 718 that were measured using the minimum value method. In addition, we continued to amortize those awards granted prior to May 1, 2006 utilizing an accelerated amortization schedule. As of April 30, 2009, amortization under the minimum value method was complete. In accordance with this guidance, we will recognize the compensation cost of employee stock-based awards granted subsequent to April 30, 2006 in the consolidated statements of income using the straight-line method over the vesting period of the award.

     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and our historical volatility. The weighted-average expected volatility for options granted for the three months ended October 31, 2009 and 2008 was 57.8% and 50.3%, respectively. The weighted-average expected volatility for options granted for the six months ended October 31, 2009 and 2008 was 57.6% and 51.5%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended October 31, 2009 and 2008 was 5.51 years and 5.76 years, respectively. The weighted-average expected life of options granted for the six months ended October 31, 2009 and 2008 was 5.63 years and 5.75 years, respectively. For the three months ended October 31, 2009 and 2008, the weighted-average risk-free interest rate used was 2.82% and 3.34%, respectively. For the six months ended October 31, 2009 and 2008, the weighted-average risk-free interest rate used was 2.34% and 3.27%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas the guidance permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under the guidance. As a result, we applied an estimated annual forfeiture rate of 5% for the three and six months ended October 31, 2009 and 2008, in determining the expense recorded in our consolidated statements of income.
     We recorded expense of $2.2 million and $1.3 million for the three months ended October 31, 2009 and 2008, and $3.8 million and $2.4 million for the six months ended October 31, 2009 and 2008, respectively, in connection with stock-based awards accounted for under ASC 718. As of October 31, 2009, unrecognized stock-based compensation expense of non-vested stock options was $19.9 million, which is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of ASC 718. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, the guidance requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective upon the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under ASC 718. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three months ended October 31, 2009 and 2008, we recorded stock-based compensation expense associated with the ESPP of $0.4 million and $0.2 million, respectively. For the six months ended October 31, 2009 and 2008, we recorded stock-based compensation expense associated with the ESPP of $0.6 million and $0.5 million, respectively. As of October 31, 2009, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.5 million.
     Goodwill and Intangible Assets
     We do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. The guidance requires us to perform an impairment review of our goodwill balance at least annually, which we intend to perform on November 1 of each fiscal year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The allocation of the acquisition cost to intangible assets and goodwill requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and amortization of intangible assets, other than goodwill. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of the projected discounted cash flows, and should different conditions prevail, material write-downs of net intangible assets could occur. We review periodically the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Future goodwill impairment tests could result in a charge to earnings.
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of October 31, 2009, we had an allowance for doubtful accounts balance of $0.2 million. As of October 31, 2009, we had one reseller that accounted for 24%, of our net accounts receivable.
     Accounting for Income Taxes
     Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
     Provision for income taxes is calculated in accordance with ASC 740, Accounting for Income Taxes, Interim Financial Reporting, and Accounting for Income Taxes in the Interim Period, as amended, or ASC 740. Significant components affecting the tax rate for fiscal year ending April 30, 2010 include the utilization of net operating losses, research and development credits, foreign tax credits, the composite state tax rate, and non-deductible stock-based compensation expense.
     For the quarter ended October 31, 2009 and in accordance with ASC 740, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. We maintained a valuation allowance against our net deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine it is more likely than not that some or all of our deferred tax assets will be realized in the foreseeable future, we will adjust our valuation allowance accordingly. A change in our assessment regarding the realization of our deferred tax assets will impact our effective tax rate in the period we revise our assessment and in subsequent periods. We will continue to monitor available positive and negative evidence in future periods to determine if any or all of the remaining valuation allowance should be released.
     We have previously experienced a greater than 50% shift in our stock ownership, which creates annual limitations on our ability to use a portion of our net operating loss carry-forwards.
     We adopted ASC 740, Accounting for Uncertainty in Income Taxes, an interpretation of the guidance under ASC 740-10, on May 1, 2007. ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to income tax uncertainty. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized.
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 2002 to 2009 remain open to examination by the U.S. federal and state tax authorities, and the tax years 2005 to 2009 remain open to examination by the foreign tax authorities.

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Products	61.6%	58.4%	57.8%	57.8%
Maintenance	27.7	29.0	30.7	29.9
Services	10.7	12.6	11.5	12.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Products	6.9	5.6	6.4	5.8
Maintenance	5.4	5.1	5.4	5.5
Services	7.0	7.3	7.3	7.3

Total cost of revenues	19.3	18.0	19.1	18.6

Gross margin	80.7	82.0	80.9	81.4
Operating expenses:
Research and development	14.5	16.5	15.2	17.8
Sales and marketing	40.8	43.7	41.7	48.3
General and administrative	13.9	14.8	15.4	15.2

Total operating expenses	69.2	75.0	72.3	81.3

Income from operations	11.5%	7.0%	8.6%	0.1%

Comparison of the Three Months Ended October 31, 2009 and 2008
Revenues
     Revenues for the three-months ended October 31, 2009 and 2008 was as follows (in thousands, except percentages):

	Three Months Ended October 31,		Change in Dollars	Change in Percent
	2009	2008
Products	$28,018	$19,169	$8,849	46.2%
Percentage of total revenues	61.6%	58.4%
Maintenance	12,617	9,530	3,087	32.4%
Percentage of total revenues	27.7%	29.0%
Services	4,868	4,136	732	17.7%
Percentage of total revenues	10.7%	12.6%

Total revenues	$45,503	$32,835	$12,668	38.6%

     Product Revenues. Product revenues for the three months ended October 31, 2009 included revenues of $10.6 million from 67 new customers and revenues of $17.4 million from existing customers. New customer revenues from 67 customers for the three months ended October 31, 2009 increased by $0.8 million compared to new customer revenues from 53 customers for the three months ended October 31, 2008. The significant increase in the number of new customers from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was primarily a result of an increase of new customer additions in the Europe Middle East and Africa region, or EMEA. The comparatively slight increase in new customer revenue from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 was primarily due to a single significant new customer revenue transaction during the second quarter of fiscal 2009. Existing customer revenues for the three months ended October 31, 2009 increased by $8.1 million compared to existing customer revenues for the three months ended October 31, 2008. The increase was primarily attributable to an increase in the average transaction size for sales to our existing customers in the Americas, most notably from the federal sector, driven by additional purchases of our ESM product together with our ArcSight Logger product as well as the expansion of the deployment of our products more broadly across their IT infrastructure. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the recovering economic environment and related geography of each revenue transaction. There was a net recognition of $0.2 million of product revenues for both the three months ended October 31, 2009 and 2008 related to historical sales transactions that initially included an undelivered product element for which we did not have VSOE. As of October 31, 2009, deferred product revenues included $0.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $3.1 million for the three months ended October 31, 2009 compared to October 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $0.7 million for the three months ended October 31, 2009 compared to October 31, 2008, primarily due to SOC staffing and management engagements, in addition to a slight increase in consulting service billings related to a larger installed base of customers.
     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and Asia Pacific, or APAC. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Americas	$35,264	$26,706	$8,558	32.0%
Percentage of total revenue	77.5%	81.3%
EMEA	8,258	4,682	3,576	76.4%
Percentage of total revenue	18.1%	14.3%
APAC	1,981	1,447	534	36.9%
Percentage of total revenue	4.4%	4.4%

Total revenue	$45,503	$32,835	$12,668	38.6%

     Total revenues for three months ended October 31, 2009 as compared to October 31, 2008 increased due to the strength of the EMEA and Americas regions, driven notably by strong seasonal contributions from the federal sector whose fiscal year end occurs during our second fiscal quarter. The EMEA region during the three months ended October 31, 2009 increased in both absolute dollars and as a percentage of revenues, as signs of economic recovery and stabilization were evidenced in this region. We experienced an increase in revenues in the Americas region in absolute dollars, but a decrease in percentage of total revenues year over year, primarily due to the higher growth in the EMEA region. APAC has remained relatively consistent as a percentage of revenue.
     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts (in thousands, except percentages):

	Three Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Products	$3,150	$1,844	$1,306	70.8%
Maintenance	2,434	1,663	771	46.4%
Services	3,204	2,387	817	34.2%

Total cost of revenues	$8,788	$5,894	$2,894	49.1%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	October 31,
	2009	2008
Gross margin
Products	$24,868	$17,325
Percentage of product revenues	88.8%	90.4%
Maintenance	10,183	7,867
Percentage of maintenance revenues	80.7%	82.5%
Services	1,664	1,749
Percentage of services revenues	34.2%	42.3%

Total gross margin	$36,715	$26,941
Percentage of total revenues	80.7%	82.0%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.3 million for the three months ended October 31, 2009, primarily due to increased ArcSight Logger product cost of goods of $1.0 million related to increased ArcSight Logger product sales, as well as an increase of $0.2 million related to royalty obligations associated with product cost of goods sold. Product gross margin as a percentage of product revenues decreased by 1.6% as a percentage of product revenues for the three months ended October 31, 2009 compared to the three months ended October 31, 2008, due to appliance revenue contributing a higher percentage of product revenue than the prior year.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.8 million for the three months ended October 31, 2009 compared to October 31, 2008, due to increased compensation-related expenses of $0.4 million related to increased head count and cost per employee. In addition, third-party royalty support and maintenance expenses increased by $0.2 million. Maintenance gross margin as a percentage of maintenance revenues decreased by 1.8% for the three months ended October 31, 2009 compared to October 31, 2008, due primarily to growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $0.8 million for the three months ended October 31, 2009 compared to October 31, 2008 due to increased compensation-related expenses of $0.2 million related to increased head count and cost per employee. Additionally, use of third party contractors and external consultants increased by $0.4 million, training and materials expense increased by $0.1 million and travel and entertainment expense increased by $0.1 million. Services gross margin as a percentage of services revenues decreased by 8.1% to 34.2% for the three months ended October 31, 2009 from 42.3% for the three months ended October 31, 2008, due primarily to differences in the timing of costs incurred and related revenue recognition on our SOC engagements, and the use of higher cost external consultants to staff such engagements, while we continue to hire internally to staff our growing SOC business.
     Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Research and development	$6,576	$5,423	$1,153	21.3%
Percentage of total revenues	14.5%	16.5%
Sales and Marketing	18,582	14,355	4,227	29.4%
Percentage of total revenues	40.8%	43.7%
General and administrative	6,336	4,863	1,473	30.3%
Percentage of total revenues	13.9%	14.8%

Total operating expenses	$31,494	$24,641	$6,853	27.8%
Percentage of total revenues	69.2%	75.0%

     Research and Development Expenses. The increase in research and development expenses for the three months ended October 31, 2009 of $1.2 million compared to the three months ended October 31, 2008 was primarily attributable to an increase of $0.8 million in compensation and an increase of $0.2 million in stock-based compensation expense, associated with an increase in research and development personnel from 108 to 120 at the respective period ends. We plan to continue hiring to extend our product platform. As a result, we expect research and development expenses to continue to increase in absolute dollars.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended October 31, 2009 of $4.2 million compared to the three months ended October 31, 2008, was primarily attributable to an increase of $3.3 million in compensation expense of which $1.7 million related to commission plan expenses associated with increased sales orders generated. Of this compensation, an expense increase of $1.6 million was due to an increase in sales and marketing personnel from 134 to 160 at the respective period ends, associated with significant growth across our sales organization. We plan to continue hiring in line with our growth opportunities. The increase also includes an increase in marketing program expenses of $0.4 million, an increase of $0.3 million in external consultants and an increase in travel and entertainment expenses of $0.3 million. As a result, we expect sales and marketing expenses to continue to increase in absolute dollars.
     General and Administrative Expenses. The increase in general and administrative expenses of $1.5 million for the three months ended October 31, 2009, compared to the three months ended October 31, 2008, was associated with an increase of $0.6 million of stock based compensation cost related primarily to the transition of a key employee from our sales and marketing organization, and $1.0 million in compensation related-expenses attributed to an increase in general administrative personnel from 50 to 65 at the respective period ends, due primarily to hiring in our Information Technology area in support of infrastructure growth, and additionally in support of our enterprise resource planning or ERP system implementation project. This increase was offset by a decrease of $0.3 million in legal, audit and tax advisory service fees.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Interest income	$35	$351	$(316)	(90.0)%
Percentage of total revenues	0.1%	1.1%
Other expense, net	(214)	(11)	(203)	(1845.5)%
Percentage of total revenues	(0.5)%	(0.0)%
Provision for income taxes	2,544	795	1,749	220.0%
Percentage of total revenues	5.6%	2.4%

Total non-operating expense	$(2,723)	$(455)	$(2,268)	(498.5)%
Percentage of total revenues	(6.0)%	(1.3)%

     Interest Income. The decrease in interest income of $0.3 million for the three months ended October 31, 2009 compared to October 31, 2008 was primarily attributable to lower interest rates during the first half of fiscal 2010.
     Other Expense, Net. Other expense, net, for the three months ended October 31, 2009 compared to October 31, 2008 increased as a result of increases in interest expense associated with entering into new capitalized software license arrangements, as well as increases in foreign currency losses.
     Provision for Income Taxes. For the three months ended October 31, 2009, we recorded a provision for income taxes of $2.5 million, based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter, namely the tax benefit of stock option transactions and income tax uncertainties, resulting in effective tax rates for the three and six months ended October 31, 2009 of 50.5% and 46.8%, respectively. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, movement in our valuation allowance and various discrete items, offset by the use of net operating loss carry-forwards and tax credits. For the three months ended October 31, 2008, we recorded a provision for income taxes of $0.8 million. The effective tax rate for the three months ended October 31, 2008 is 30.1%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits.
Comparison of the Six Months Ended October 31, 2009 and 2008
Revenues
     Revenues for the six months ended October 31, 2008 and 2007 was as follows (in thousands, except percentages):

	Six Months Ended October 31,		Change in Dollars	Change in Percent
	2009	2008
Products	$46,283	$34,971	$11,312	32.3%
Percentage of total revenues	57.8%	57.8%
Maintenance	24,536	18,098	6,438	35.6%
Percentage of total revenues	30.7%	29.9%
Services	9,239	7,429	1,810	24.4%
Percentage of total revenues	11.5%	12.3%

Total revenues	$80,058	$60,498	$19,560	32.3%

     Product Revenues. Product revenues for the six months ended October 31, 2009 included revenues of $18.1 million from 102 new customers and revenues of $28.1 million from existing customers. New customer revenues from 102 customers for the six months ended October 31, 2009 increased by $0.4 million compared to new customer revenues from 100 customers for the six months ended October 31, 2008. In aggregate, product revenue per new customer remained relatively consistent on a year over year basis. Existing customer revenues for the six months ended October 31, 2009 increased by $10.9 million compared to existing customer revenues for the six months ended October 31, 2008. The increase was primarily attributable to an increase in number and average transaction size for sales to our existing customers in the Americas region, most notably in the federal sector, driven by additional purchases of our ESM product together with our ArcSight Logger product as well as the expansion of the deployment of our products more broadly across their IT infrastructure. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the recovering economic environment and related geography of each revenue transaction. There was a net recognition of $0.8 million and $0.5 million of product revenues in the six months ended October 31, 2009 and 2008, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of October 31, 2009, deferred product revenues included $0.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $6.4 million for the six months ended October 31, 2009 compared to October 31, 2008, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $1.8 million for the six months ended October 31, 2009 compared to October 31, 2008, primarily due to SOC staffing and management engagements, in addition to increased consulting service billings related to a larger installed base of customers.

     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and APAC. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Six Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Americas	$63,986	$48,068	$15,918	33.1%
Percentage of total revenue	79.9%	79.5%
EMEA	13,029	9,198	3,831	41.7%
Percentage of total revenue	16.3%	15.2%
APAC	3,043	3,232	(189)	(5.8)%
Percentage of total revenue	3.8%	5.3%

Total revenue	$80,058	$60,498	$19,560	32.3%

     Total revenues for six months ended October 31, 2009 as compared to October 31, 2008 increased due to the strength of the Americas and EMEA regions, driven notably by strong seasonal contributions from the federal sector whose fiscal year end occurs during our second fiscal quarter. The EMEA region during the six months ended October 31, 2009 increased in both absolute dollars and as a percentage of revenues, as signs of economic recovery and stabilization were evidenced in this region. We experienced an increase in revenues in the Americas region in absolute dollars, but the percentage of total revenues year over year remained relatively constant, primarily due to the growth in the EMEA region.
     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Products	$5,094	$3,499	$1,595	45.6%

Maintenance	4,359	3,294	1,065	32.3%

Services	5,834	4,430	1,404	31.7%

Total cost of revenues	$15,287	$11,223	$4,064	36.2%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Six Months Ended
	October 31,
	2009	2008
Gross margin
Products	$41,189	$31,472
Percentage of product revenues	89.0%	90.0%
Maintenance	20,177	14,804
Percentage of maintenance revenues	82.2%	81.8%
Services	3,405	2,999
Percentage of services revenues	36.9%	40.4%

Total gross margin	$64,771	$49,275
Percentage of total revenues	80.9%	81.4%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.6 million for the six months ended October 31, 2009, primarily due to increased ArcSight Logger product cost of goods of $1.2 million related to increased ArcSight Logger product sales, as well as an increase of $0.3 million related to royalty obligations associated with product cost of goods sold. Product gross margin as a percentage of product revenues decreased by 1.0% as a percentage of product revenues for the six months ended October 31, 2009 compared to the six months ended October 31, 2008, due to appliance revenue contributing a higher percentage of product revenue than the prior year.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $1.1 million for the six months ended October 31, 2009 compared to October 31, 2008, due primarily to increased compensation-related expenses of $0.6 million related to an increase in head count and cost per employee. In addition, third-party royalty support and maintenance expenses increased by $0.4 million. Maintenance gross margin as a percentage of maintenance revenues remained relatively constant for the six months ended October 31, 2009 compared to October 31, 2008, due primarily to growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $1.4 million for the six months ended October 31, 2009 compared to October 31, 2008 due to increased compensation-related expenses of $0.4 million related to increased head count and cost per employee. Additionally, use of third party contractors and external consultants increased by $0.8 million. Services gross margin as a percentage of services revenues decreased by 3.5% to 36.9% for the six months ended October 31, 2009 from 40.4% for the six months ended October 31, 2008, due primarily to differences in the timing of costs incurred and related revenue recognition on our SOC engagements, and the use of higher cost external consultants to staff such engagements.
     Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Research and development	$12,174	$10,738	$1,436	13.4%
Percentage of total revenues	15.2%	17.8%
Sales and Marketing	33,367	29,223	4,144	14.2%
Percentage of total revenues	41.7%	48.3%
General and administrative	12,354	9,212	3,142	34.1%
Percentage of total revenues	15.4%	15.2%

Total operating expenses	$57,895	$49,173	$8,722	17.7%
Percentage of total revenues	72.3%	81.3%

     Research and Development Expenses. The increase in research and development expenses for the six months ended October 31, 2009 of $1.4 million compared to the six months ended October 31, 2008 was primarily attributable to an increase of $1.3 million in compensation-related expense, associated with an increase in research and development personnel from 108 to 120 at the respective period ends. We plan to continue hiring to extend our product platform. As a result, we expect research and development expenses to continue to increase in absolute dollars.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended October 31, 2009 of $4.1 million compared to the six months ended October 31, 2008, was primarily attributable to a increase of $3.0 million in compensation expense of which $1.2 million related to commission plan expenses associated with a change in commission plan structures. Of this compensation expense increase $1.8 million was due to an increase in sales and marketing personnel from 134 to 160 at the respective period ends, across our sales organization. We plan to continue hiring in line with our growth opportunities. In addition, the increase also includes an increase in marketing program expenses of $0.2 million, an increase of $0.6 million in external consultants and an increase in travel and entertainment expenses of $0.4 million. We expect sales and marketing expenses to continue to increase in absolute dollars.

     General and Administrative Expenses. The increase in general and administrative expenses of $3.1 million for the six months ended October 31, 2009, compared to the six months ended October 31, 2008, was primarily associated with an increase of $1.2 million of stock based compensation cost related primarily to the transition of a key employee from our sales and marketing organization, and $1.6 million in compensation related-expenses attributed to an increase in general administrative personnel from 50 to 65 at the respective period ends. In addition, software support and maintenance expense increased $0.2 million attributable to our ERP system implementation project. This increase was offset by a decrease of $0.2 million in legal, audit and tax advisory service fees.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Six Months Ended
	October 31,		Change in Dollars	Change in Percent
	2009	2008
Interest income	$63	$755	$(692)	(91.7)%
Percentage of total revenues	0.1%	1.3%
Other expense, net	(331)	(110)	(221)	(200.9)%
Percentage of total revenues	(0.4)%	(0.2)%
Provision for income taxes	3,095	232	2,863	1234.1%
Percentage of total revenues	3.9%	0.4%

Total non-operating income (expense)	$(3,363)	$413	$(3,776)	(914.3)%
Percentage of total revenues	(4.2)%	0.7%

     Interest Income. The decrease in interest income of $0.7 million for the six months ended October 31, 2009 compared to October 31, 2008 was primarily attributable to lower interest rates during the first half of fiscal 2010.
     Other Expense, Net. Other expense, net, for the six months ended October 31, 2009 compared to October 31, 2008 increased as a result of increases in interest expense associated with entering into new capitalized software license arrangements, as well as increases in foreign currency losses.
     Provision for Income Taxes. For the six months ended October 31, 2009, we recorded a provision for income taxes of $3.1 million. The effective tax rate for the six months ended October 31, 2009 is 46.8%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter, namely the tax benefit of stock option transactions and income tax uncertainties. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible stock-based compensation expenses and other currently non-deductible items, movement in our valuation allowance and various discrete items, offset by the use of net operating loss carry-forwards and tax credits. For the six months ended October 31, 2008, we recorded a provision for income taxes of $0.2 million. The effective tax rate for the six months ended October 31, 2008 is 31.0%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits.
Liquidity and Capital Resources
     From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2009, and generated $10.6 million of cash from our operating activities during the six months ended October 31, 2009 compared to $4.5 million of cash from our operating activities for the six months ended October 31, 2008. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. As we have continued to generate cash, we moved $19.8 million into marketable security investments. These marketable securities consist of certificates of deposit invested with financial institutions that we believe to be financially sound, in order to minimize our credit risk. Additionally in February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.
     At October 31, 2009, we had cash, cash equivalents and marketable securities totaling $107.2 million and net accounts receivable of $39.3 million, compared to $90.5 million of cash and cash equivalents and $34.2 million of net accounts receivable at April 30, 2009.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	October 31,
	2009	2008
Net cash provided by operating activities	$10,607	$4,508
Net cash used in investing activities	(21,320)	(1,634)
Net cash provided by financing activities	7,571	1,062
     Operating Activities
     We have reported net income for both the three months ended October 31, 2009 and three months ended October 31, 2008. Our operating activities have provided positive cash flows, primarily due to cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, changes in deferred revenues, as well as changes in other components of our working capital.
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
     We generated $10.6 million of cash from operating activities during the six months ended October 31, 2009, primarily as a result of an increase of $2.8 million in accounts payable due to the timing of payments, an increase in other accrued liabilities of $4.3 due primarily to an increase in accrued royalties due to increased sales, an increase in deferred revenue of $2.6 million, and a decrease of $0.9 million in prepaid expenses and other assets. The balance was offset by an increase of $5.2 million in accounts receivable due to strong sales for the period offset by strong collections efforts, a decrease of $2.5 million in accrued compensation and benefits primarily attributed to timing of payments for sales commission and performance bonuses earned during fiscal 2009, and an increase of $1.9 million in excess tax benefits associated with stock based compensation plans. In addition, we had a net income of $3.5 million for this period, which included non-cash charges of $4.4 million for stock-based compensation expense and $1.6 million of depreciation and amortization.
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
     Investing Activities
     During the six months ended October 31, 2009, we used $21.3 million in cash for investing activities, comprised primarily of $19.8 million in short-term held to maturity investments and $2.4 million in capital expenditures associated with software acquired in support of our ERP software implementation. In addition, $0.8 million of previously restricted cash reserved under operating lease terms and conditions became unrestricted after satisfying certain requirements of the operating lease. During the six months ended October 31, 2008, we used $1.6 million in cash for investing activities, all of which was related to capital expenditures associated with computer equipment and furniture and fixtures in support of the expansion of our infrastructure and work force.
     Financing Activities
     During the six months ended October 31, 2009, $7.6 million of cash was provided by financing activities, comprised primarily of $6.9 million of net proceeds from the exercise of stock options, and $1.9 million from tax benefits related to disqualifying dispositions associated with stock-based compensation, offset by $1.2 million in payments for prepaid software licenses used as a component in our product sales. During the six months ended October 31, 2008, we generated $1.1 million of cash from financing activities, comprised primarily of $2.0 million from net proceeds from the exercise of stock options, offset by $1.0 million in payments for prepaid software licenses used as a component in our product sales.
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
Off-Balance Sheet Arrangements
     As of October 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. As of October 31, 2009, we leased our principal facility in Cupertino, California under a non-cancelable operating lease agreement that would have expired in October 2013. We also have leases for our regional sales offices that are for 13 months or less.

     The following table is a summary of our contractual obligations as of October 31, 2009:

	Payments Due by Period
		Remainder
	Total	of FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
	(in thousands)
Operating lease obligations	$8,534	$1,138	$2,059	$2,068	$2,151	$1,118
Accrued contractual obligations	3,847	1,206	2,470	144	27	—

Total	$12,381	$2,344	$4,529	$2,212	$2,178	$1,118

     On May 20, 2009, we entered into a software license agreement with Oracle USA, Inc that authorizes us to integrate Oracle database software with our ArcSight ESM products and distribute ArcSight ESM products with the embedded database software. Under the agreement, which has a two year term that commenced on May 31, 2009 when our prior agreement with Oracle expired, we have agreed to make royalty and technical support payments totaling $4.8 million over the license term. Under the prior agreement with Oracle, we made payments totaling $1.9 million through fiscal 2009.
     On November 18, 2009, we modified and extended our non-cancelable operating lease for our principal facility in Cupertino, California. Under the amendment, we will be adding approximately 37,000 square feet to our existing facility (for a total of approximately 116,000 square feet) and expect to take possession of the additional premises on or about May 1, 2010. The lease, which originally would have expired in October 2013, will be extended for 84 months following the date on which we take possession of the additional premises. Under the amendment, the rent on the existing premises will be reduced by $0.02 per square foot when we take possession of the additional premises and the annual increase in base rent will decrease from 4% to 3%. Over the term of the amendment we have agreed to make payments totaling $25.5 million.
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
     Interest Rate Risk. Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash, cash equivalents and marketable securities totaling $107.2 million as of October 31, 2009, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.

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
     Based on the aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, revenues in fiscal 2006 and prior years excluded revenues related to multiple element sales transactions consummated in that year that were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. We recognize this deferred revenue in the period in which we either deliver these product elements or we and our customers amend the contractual terms of these sales transactions to remove the undelivered product elements. Our operating results were impacted by this treatment in fiscal 2009, 2008 and 2007 and may be similarly impacted in any particular quarterly period in fiscal 2010 as we recognize this previously deferred revenue. For example, earnings for the six months ended October 31, 2009 were favorably impacted by $0.9 million of revenues from such transactions where the associated expenses were recorded in fiscal 2006 or prior years. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	the timing of satisfying revenue recognition criteria, including, for example, establishing (1) VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period, and (2) sufficient history with respect to our newly introduced appliance licensing model such that revenue recognition criteria would be met on shipment of our appliances, rather than delaying revenue recognition until payment for these transactions in which we will be required to do until such history is established;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as the impact of the recent deterioration in global and U.S. economic and financial market conditions, in particular on the financial services and retail industries; and

•	the impact of ASC 740, which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM products and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM products involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. The recent deterioration in global and U.S. economic and financial market conditions has increased the duration and intensity of our sales efforts as customers enhance their review of spending decisions. In addition, we have less experience with sales of ArcSight Express and some of our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and their technical capabilities, as well as the value of our products, including the potential cost savings to the organization that our products may generate. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
     The length of our sales cycle, from initial evaluation to delivery of products, tends to be long and varies substantially from customer to customer. Our sales cycle is typically three to six months but can extend to more than a year for some sales. We typically recognize a large portion of our product revenues in the last few weeks of a quarter. It is difficult to predict exactly when, or even if, we will actually make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large product transactions in a quarter could impact our operating results for that quarter and any future quarters for which revenues from that transaction are delayed. As a result of these factors, it is difficult for us to accurately forecast product revenues in any quarter. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenues fall below our expectations in a particular quarter, which could cause the price of our common stock to decline significantly.
          We operate in an emerging and evolving market and have a history of losses, and we are unable to predict the extent of any future losses.
     We launched our ESM products in January 2002 and our first ArcSight Logger product in December 2006. Because the market for our products is relatively new and rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $9.9 million for the fiscal year ended April 30, 2009, we have a history of losses from operations, incurring losses from operations of $1.4 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of October 31, 2009, our accumulated deficit was $33.3 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand and improve the effectiveness of our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we may not continue to be profitable in future periods. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
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
     We introduced our most recent ArcSight Logger product in November 2009 and are currently developing new versions of this product, ESM and the other products in our SIEM platform, as well as new complementary products. Our growth strategy and future financial performance will depend, in part, on our ability to market and sell these products and to diversify our offerings by successfully developing, timely introducing and gaining customer acceptance of new products.
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
     We rely on a single contract manufacturer for manufacture and fulfillment of our appliance products, and as a result we may be unable to successfully forecast demand or fulfill orders for these appliance products.
     Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes. If we fail to accurately predict demand and as a result our manufacturer maintains insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. As the size of individual orders increases, we may be unable to cause delivery of large unforecasted orders, particularly near the end of quarterly periods. In addition, we use a single source for manufacture and fulfillment of our appliance products and if our equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, if it is no longer financially viable or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period. Disruptions in the manufacture and fulfillment of our products could damage our reputation and relationships with our customers and result in revenue declines and a negative effect on our growth prospects. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. If we are unable to successfully perform these functions or maintain a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed. In addition, the process of obtaining additional or alternative capacity with another contract manufacturer would likely result in an increase of cost of goods sold, which could negatively impact our financial performance if we are unable to offset such increases with increases in the prices we charge our customers.

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
     We believe that our product revenue is somewhat seasonal historically, with the first quarter of our fiscal year having relatively lower product revenue, with product revenues increasing in each subsequent quarter through our fourth quarter ending April 30. We believe that this seasonality results from a number of factors, including:
•	the timing of our annual sales “club” for top performers and annual training for our entire sales force in our first fiscal quarter;

•	the fiscal year end procurement cycle of our government customers;

•	the budgeting, procurement and work cycles of our customers, including customers in the public sector;

•	seasonal reductions in business activity during the summer months in the United States, Europe and certain other regions;

•	sales to customers with a standard December 31 fiscal year end and that may positively impact our license revenue in the third quarter of our fiscal year; and

•	the structure of our direct sales incentive and compensation program, which may reinforce the tendency of our direct sales team to book the largest volume of deals toward the end of our fiscal year.
     While this has been the historical seasonal pattern of our quarterly product revenue, we believe that our rapid historical growth and the required timing of new compliance mandates may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In the future, we may experience growth from additional compliance and cybersecurity mandates that could continue to mask underlying seasonal purchasing decisions by our customers. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.
     For example, as noted above, the timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. Increased government spending on cybersecurity and new compliance mandates may drive customer demand at different times throughout our fiscal year, the timing of which we may not be able to anticipate and may cause fluctuations in our operating results. We expect seasonality to continue to impact our business in the future, causing similar fluctuations in our operating results.
     Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the six months ended October 31, 2009 and the fiscal years ended April 30, 2009, 2008 and 2007, we derived 32%, 22%, 20% and 32% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
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
     Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Our product liability insurance may not be adequate. Further, provisions in our license agreements with end-users that limit our exposure to liabilities arising from such claims may not be enforceable in some circumstances or may not fully protect us against such claims and related liabilities and costs. Defending a lawsuit, regardless of its merit, could be costly and could limit the amount of time that management has available for day-to-day execution and strategic planning or other matters.
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
     Our ESM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM products, requires training of the end-user. If our products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM products requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. Similarly, our ArcSight Express product, and to a lesser extent our ArcSight Logger products, while less complex than our ESM products, are often distributed through channel partners and sold to customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal installation and, consequently, performance that is less than the level anticipated by the end-user. Because our customers rely on our product, service and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, our failure to properly provide consulting and implementation services and maintenance to our customers or our failure to properly provide services for customer security operation centers, or SOCs, may result in negative publicity or legal claims against us. For example, as we continue to expand our provision of SOC services, any failure by us to properly provide these high profile services will likely result in lost opportunities for follow-on sales of our software and appliance products in addition to loss of any opportunity to renew the SOC services arrangement.
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
     A key feature of ArcSight ESM is that it provides out-of-the-box support for many third-party devices and applications that the customer may use in its business and technology infrastructure. To provide effective interoperability, we work with individual product vendors to develop our SmartConnectors, which allow our ESM, ArcSight Logger and ArcSight Express products to interface with third party products. In addition, we are promoting the adoption of our Common Event Format as a standard way to format system log events. Some of these technology partners are current or potential competitors of ours. If we are unable to develop and maintain effective relationships with a wide variety of technology partners, if companies adopt more restrictive policies with respect to, or impose unfavorable terms and conditions on, access to their products, or if our Common Event Format is not widely adopted, we may not be able to continue to provide our customers with a high degree of interoperability with their existing IT and business infrastructure, which could reduce our sales and adversely affect our business, operating results and financial condition.

     Our international sales and operations subject us to additional risks that can adversely affect our operating results.
     In the six months ended October 31, 2009 and the fiscal years ended April 30, 2009, 2008 and 2007, we derived 25%, 27%, 33% and 23% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have nine issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 335 employees as of April 30, 2008 to 460 employees as of October 31, 2009. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
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
     The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the recent unprecedented volatility in the financial markets;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
     If securities or industry analysts cease publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
     The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Securities analysts and industry analysts that currently cover us may cease to do so, negatively impacting the trading price for our stock. If one or more of the analysts who cover us or our industry downgrade our stock or the stock of other companies in our industry, or publish inaccurate or unfavorable research about our business or industry, our stock price would likely decline. If one or more of these analysts fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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
     We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:
•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	currently only our chief executive officer, our president, our lead independent director or majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
     In addition, as of December 1, 2009 (including options exercisable by those holders within 60 days of that date), our directors and executive officers, together with their affiliates, beneficially own in the aggregate 22.9% of our outstanding common stock. Further, holders that together with their affiliates hold 5% or more of our common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 19.8% of our outstanding common stock as of December 1, 2009. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.
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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through October 31, 2009, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on September 24, 2009. At the meeting, our stockholders voted on the two proposals described in more detail below. All three of our board nominees were elected under Proposal No. 1, and the ratification of our independent registered public accounting firm was approved under Proposal No. 2. Our stockholders voted as follows:
     Proposal No. 1: The election of three Class II directors to serve on our board of directors, each to serve until our annual meeting of stockholders to be held in 2012 and until his or her successor is elected and qualified, or until his or her death, resignation or removal:

Nominee	For	Withheld
Sandra Bergeron	28,260,980	547,800
Craig Ramsey	28,260,142	548,638
Ernest von Simson	28,773,338	35,442
     In addition, the following directors’ term of office continued after the annual meeting: William P. Crowell, E. Stanton McKee, Jr., Thomas Reilly, Scott A. Ryles, Ted Schlein and Roger S. Siboni. Messrs. Crowell, Ryles and Schlein are Class I directors, whose term of office will expire at our annual meeting of stockholders to be held in 2011. Messrs. McKee, Reilly and Siboni are Class III directors, whose term of office will expire at our annual meeting of stockholders to be held in 2010.
     Proposal No. 2: Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2010:

For	Against	Abstain	Broker Non-Votes
28,794,513	10,837	3,430	0
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.01	First Amendment to Lease, dated November 18, 2009, between ArcSight, Inc. and ECI Two Results LLC.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.
Date: December 8, 2009	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
President and Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2009	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.01	First Amendment to Lease, dated November 18, 2009, between ArcSight, Inc. and ECI Two Results LLC.

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.