Form 10-Q
period 2010-01-31
ArcSight Inc
filed 2010-03-10
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of March 1, 2010: 33,970,980 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended January 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	January 31,	April 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,821	$90,467
Marketable securities	19,994	—
Accounts receivable, net of allowance for doubtful accounts of $257 and $262, respectively	24,046	34,184
Capitalized software licenses, current	2,303	144
Other prepaid expenses and current assets	5,994	3,717

Total current assets	164,158	128,512
Property and equipment, net	7,076	4,416
Goodwill	5,746	5,746
Acquired intangible assets, net	652	1,319
Capitalized software licenses, non-current	761	—
Other long-term assets	341	1,168

Total assets	$178,734	$141,161

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,286	$1,432
Accrued compensation and benefits	9,476	11,671
Obligations for software licenses, current	3,048	363
Other accrued liabilities	5,137	4,337
Deferred revenues, current	43,755	36,160

Total current liabilities	63,702	53,963
Deferred revenues, non-current	10,325	8,888
Obligations for software licenses, non-current	589	—
Other long-term liabilities	1,993	1,637

Total liabilities	76,609	64,488
Commitments and contingencies (see Note 5) Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 33,954,661 and 32,248,116 issued and outstanding as of January 31, 2010 and April 30, 2009, respectively	—	—
Additional paid-in capital	133,412	113,781
Accumulated other comprehensive loss	(234)	(314)
Accumulated deficit	(31,053)	(36,794)

Total stockholders’ equity	102,125	76,673

Total liabilities and stockholders’ equity	$178,734	$141,161

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues:
Products	$26,555	$21,775	$72,838	$56,746
Maintenance	14,702	10,004	39,238	28,102
Services	4,853	4,613	14,092	12,042

Total revenues	46,110	36,392	126,168	96,890

Cost of revenues:
Products	3,824	2,637	8,918	6,136
Maintenance(1)	2,497	1,637	6,856	4,931
Services(1)	3,283	2,587	9,117	7,017

Total cost of revenues	9,604	6,861	24,891	18,084

Gross profit	36,506	29,531	101,277	78,806
Operating expenses(1):
Research and development	6,429	5,201	18,603	15,939
Sales and marketing	18,563	12,298	51,930	41,521
General and administrative	6,767	4,943	19,121	14,155

Total operating expenses	31,759	22,442	89,654	71,615

Income from operations	4,747	7,089	11,623	7,191
Interest income	34	154	97	909
Other income (expense), net	(115)	3	(446)	(107)

Income before provision for income taxes	4,666	7,246	11,274	7,993
Provision for income taxes	2,438	2,183	5,533	2,415

Net income	$2,228	$5,063	$5,741	$5,578

Net income per common share, basic	$0.07	$0.16	$0.17	$0.18

Net income per common share, diluted	$0.06	$0.15	$0.16	$0.17

Shares used in computing basic net income per common share	33,840	31,499	33,260	31,115

Shares used in computing diluted net income per common share	36,169	33,494	35,649	33,324

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$123	$56	$305	$156
Cost of services revenues	64	34	140	106
Research and development	595	322	1,542	995
Sales and marketing	987	466	2,450	1,969
General and administrative	1,071	786	2,818	1,366
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,741	$5,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,827	1,871
Amortization of acquired intangibles	667	631
Loss on disposal of property and equipment	21	15
Stock-based compensation	7,255	4,592
Excess tax benefit from stock-based compensation	(4,098)	—
Provision for allowance for doubtful accounts	134	157
Changes in operating assets and liabilities:
Accounts receivable	10,004	4,278
Prepaid expenses and other assets	(606)	2,667
Accounts payable	854	(1,885)
Accrued compensation and benefits	(2,195)	(4,107)
Other accrued liabilities	5,183	2,297
Deferred revenues	9,032	(3,772)

Net cash provided by operating activities	33,819	12,322
Cash flows from investing activities:
Restricted cash	842	—
Purchase of marketable securities	(19,994)	—
Purchase of property and equipment	(3,960)	(1,809)

Net cash used in investing activities	(23,112)	(1,809)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	4,098	—
Proceeds from exercise of stock options, net of repurchases	8,278	2,395
Payment of capital lease and software license obligations	(1,803)	(1,667)

Net cash provided by financing activities	10,573	728
Effect of exchange rate changes on cash	74	(296)

Net increase in cash and cash equivalents	21,354	10,945
Cash and cash equivalents at beginning of period	90,467	71,946

Cash and cash equivalents at end of period	$111,821	$82,891

Supplemental disclosure of cash flow information:
Capitalized software obligations	$4,606	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
     ArcSight, Inc. (“ArcSight” or the “Company”) is a leading provider of security and compliance management solutions that protect enterprises and government agencies. The Company’s products help customers comply with corporate and regulatory policies, safeguard their assets and processes and control risk. The Company’s platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats. The Company’s products collect and correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations and external and insider threats. The Company also provides complementary software that delivers pre-packaged analytics and reports tailored to specific security and compliance initiatives, as well as appliances that streamline event log collection, storage, analysis and reporting. The Company is headquartered in Cupertino, California, and was incorporated on May 3, 2000 under the laws of the state of Delaware.
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
     Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of January 31, 2010, and the consolidated statements of income for the three and nine months ended January 31, 2010 and 2009, and the consolidated statement of cash flows for the nine months ended January 31, 2010 and 2009, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2010, its results of operations for the three and nine months ended January 31, 2010 and 2009, and its statement of cash flows for the nine months ended January 31, 2010 and 2009. The results of operations for the three and nine months ended January 31, 2010 are not necessarily indicative of the results to be expected for fiscal 2010 or for any other interim period or for any other future year.
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

     Cash and Cash Equivalents
     The Company maintains its cash and cash equivalents in accounts consisting of high-credit quality financial instruments. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with three banks and are stated at cost, which approximates fair value.
     Marketable Securities
     Marketable securities were $20.0 million as of January 31, 2010. There were no marketable securities as of April 30, 2009. The Company determines the appropriate classification of the securities at the time of purchase and re-evaluates the designation as of each balance sheet date. As of January 31, 2010, all marketable securities are considered available-for-sale. Marketable securities consist principally of taxable, short-term marketable certificates of deposit, with maturities between three and nine months. Marketable securities are stated at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. A decline in the market value of any available-for sale security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and the general market conditions. There were no other-than-temporary impairments for the three or nine months ended January 31, 2010. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.
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
     Net foreign currency transaction gains (losses) of approximately ($0.1) million and $26,000 for the three months ended January 31, 2010 and 2009, and ($0.3) million and ($3,000) for the nine months ended January 31, 2010 and 2009, respectively, were primarily the result of the settlement of inter-company transactions and are included in other income (expense), net.
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
     At January 31, 2010 and April 30, 2009, the notional amount of outstanding foreign currency derivatives classified as other current liabilities not designated as hedging instruments under the guidance was $3.1 million, and $1.4 million, respectively. As of January 31, 2010, approximately 71% of the notional amount of the Company’s outstanding foreign currency derivatives is attributable to the Euro currency. At January 31, 2010 and April 30, 2009, the fair value adjustment to mark these instruments to market was ($0.1) million and $28,000, respectively, and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. For the three months ended January 31, 2010 and 2009, the Company recorded ($0.1) million and ($17,000), respectively, in other income (expense), net, associated with foreign currency derivative contracts. For the nine months ended January 31, 2010 and 2009, the Company recorded ($35,000) and $26,000, respectively, in other income (expense), net, associated with foreign currency derivative contracts.
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
     No customer or reseller accounted for more than 10% of total revenues for either the three or nine months ended January 31, 2010 or January 31, 2009. The Company had one reseller with an accounts receivable balance totaling 11% of the Company’s net accounts receivable as of January 31, 2010. The Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 17% and 11% of net accounts receivable as of April 30, 2009.
     The majority of the Company’s revenues are derived from sales of the Company’s security and compliance management products, primarily ArcSight ESM and Logger, and the Company expects this to continue for the foreseeable future. The Company primarily uses one source for manufacturing and fulfillment for its Logger and other appliance products. Demand for the Company’s products is affected by a number of factors, some of which are beyond the Company’s control, including the timing of development and release of new products by the Company and its competitors, technological change, lower-than-expected growth or a contraction in the worldwide market for enterprise security and compliance management solutions and other risks.
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
     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of January 31, 2010 and April 30, 2009.

     The following describes activity in the allowance for doubtful accounts for fiscal 2009 and the nine months ended January 31, 2010 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period
Fiscal 2009	$133	$142	$(13)	$262
Nine months ended January 31, 2010	$262	$134	$(139)	$257

(1)	Uncollectible amounts written off, net of recoveries.
     Capitalized Software Licenses Obligations
     On May 31, 2009, the Company renewed the software license agreement with Oracle USA, Inc. that authorizes the Company to integrate Oracle database software with the ArcSight ESM products and distribute ArcSight ESM products with the embedded database software as a component of the product. The agreement has a two year term that commenced on May 31, 2009 when the prior agreement with Oracle expired. The supporting royalty and technical support payments total $4.8 million over the license term. These software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. These purchases have been recorded on the accompanying consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. The capitalized software licenses are being amortized ratably over the respective two-year terms of the agreements and are included as a component of cost of product revenues and cost of maintenance revenues in the amount of $0.4 million and $0.2 million for the three months ended January 31, 2010, and $0.3 million and $0.2 million for the three months ended January 31, 2009, respectively. Amortization included as a component of cost of product revenues and cost of maintenance revenues for the nine months ended January 31, 2010 was $1.2 million and $0.6 million, and for the nine months ended January 31, 2009 was $0.8 million and $0.3 million, respectively. During the three months ended January 31, 2010 and January 31, 2009 payments under these agreements amounted to $0.6 million and $0.5 million with related interest expense of $28,000 and $19,000, respectively. During the nine months ended January 31, 2010 and January 31, 2009 payments under these agreements amounted to $1.8 million and $1.4 million each with related interest expense of $0.1 million, respectively.
     Impairment of Long-Lived Assets
     Long-lived assets, such as property, plant and equipment and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Among the factors and circumstances considered by management in determining assessments of recoverability are: (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; (v) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; and (vi) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Under the guidance, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no indicators of impairment and no impairment losses have been recorded by the Company in any period presented.
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
Cost of Computer Software Developed or Obtained for Internal Use
     The Company capitalizes certain costs incurred for computer software developed or obtained for internal use, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the three and nine months ended January 31, 2010, ArcSight has capitalized software costs for the development of internal use software amounting to $0.8 million and $2.3 million, respectively. No software costs were capitalized for the three and nine months ended January 31, 2009. Amortization of these costs capitalized in accordance with the guidance will begin when the new software is ready for its intended use and will be amortized over the estimated useful life of the software generally on a straight-line basis unless another systematic and rational basis is more representative of the software’s use.
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
     In accordance with the guidance, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2010 and April 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
As of January 31, 2010:
Cash and cash equivalents	$111,821	—	—	$111,821
Marketable securities	19,994	—	—	19,994
Capitalized software license obligations	—	$3,637	—	3,637

Total	$131,815	$3,637	—	$135,452

	Level 1	Level 2	Level 3	Total
As of April 30, 2009:
Cash and cash equivalents	$90,467	—	$—	$90,467
Restricted cash	842	—	—	842
Capitalized software license obligations	—	363	—	363

Total	$91,309	$363	$—	$91,672

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
     In February 2010, the FASB issued ASU No. 2010-09, amending Subsequent Events (Topic 855) Certain Recognition and Disclosure Requirements (“ASU 2010-09”). This guidance addresses the interaction between Topic 855 and related SEC reporting requirements. The amendment removes the requirement for SEC filers to disclose a date through which subsequent events have been evaluated. The amendment is effective upon issuance and has been adopted for our fiscal quarter ended January 31, 2010, the adoption of which did not impact the condensed consolidated results of operations, financial condition or cash flows.
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

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Numerator for basic and diluted net income per share:
Net income	$2,228	$5,063	$5,741	$5,578

Denominator for basic net income per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income per common share-basic	33,840	31,499	33,260	31,115

Denominator for diluted net income per share:
Shares used above, basic	33,840	31,499	33,260	31,115
Stock options	2,313	1,994	2,386	2,150
Shares purchasable under employee stock purchase plan	16	—	3	8
Shares subject to repurchase	—	1	—	51

Denominator for diluted net income per share:	36,169	33,494	35,649	33,324

Net income per common share:
Net income per common share, basic	$0.07	$0.16	$0.17	$0.18

Net income per common share, diluted	$0.06	$0.15	$0.16	$0.17

     The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities, including the Company’s common stock options, that were excluded from the computation of diluted net income per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January31,
	2010	2009	2010	2009
Options to purchase common stock	187	2,926	247	2,382
4. Balance Sheet Details
     Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	January 31,	April 30,
	2010	2009
Computers and equipment	$6,880	$7,064
Furniture and fixtures	1,232	1,072
Software	3,099	788
Leasehold improvements	2,399	2,337

	13,610	11,261
Less: accumulated depreciation and amortization	(6,534)	(6,845)

Property and equipment, net	$7,076	$4,416

     Depreciation expense was $0.5 million and $0.5 million for the three months ended January 31, 2010 and 2009, respectively, and $1.4 million and $1.5 million for the nine months ended January 31, 2010 and 2009, respectively. Amortization expense was $0.1 million and $0.1 million for the three months ended January 31, 2010 and 2009, respectively, and $0.4 million and $0.4 million for the nine months ended January 31, 2010 and 2009, respectively.

     Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of January 31, 2010 and April 30, 2009 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of January 31, 2010:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(1,449)	$521
Customer installed-base relationships	6.00	80	(63)	17
Employee non-compete agreements	5.00	1,160	(1,046)	114

Total		$3,210	$(2,558)	$652

Goodwill				$5,746

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of April 30, 2009:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(960)	$1,010
Customer installed-base relationships	6.00	80	(53)	27
Employee non-compete agreements	5.00	1,160	(878)	282

Total		$3,210	$(1,891)	$1,319

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.2 million for both the three months ended January 31, 2010 and 2009 and $0.7 million and $0.6 million for the nine months ended January 31, 2010 and 2009, respectively.
     There was no impairment of goodwill or intangible assets for the nine months ended January 31, 2010 or in fiscal 2009.
     As of January 31, 2010, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of January 31, 2010:	Expense
Remainder of fiscal 2010	$222
Fiscal 2011	425
Fiscal 2012	5

Total	$652

Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of	As of
	January 31,	April 30,
	2010	2009
Deferred product revenues	$13,073	$9,786
Deferred maintenance revenues	37,877	32,408
Deferred services revenues	3,130	2,854

Total deferred revenues	54,080	45,048
Less deferred revenues, current portion	(43,755)	(36,160)

Deferred revenues, non-current	$10,325	$8,888

5. Commitments and Contingencies
     The Company and its subsidiaries operate from leased premises in the United States, Asia and Europe with lease periods expiring through fiscal 2018. In November 2009, the Company entered into a lease extension through June 2017, adding additional office space to the lease for the corporate headquarters. This lease agreement includes a rent escalation clause of 3% per annual lease term through expiration in June 2017. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.
     Future minimum lease payments under the Company’s noncancelable operating leases as of January 31, 2010 are as follows (in thousands):

Amount of
As of January 31, 2010:	Payments
Remainder of fiscal 2010	$524
2011	3,261
2012	3,020
2013	3,038
2014 and thereafter	13,664

Total future minimum lease payments	$23,507

     Rent expense under all operating leases was approximately $0.9 million and $0.8 million for the three months ended January 31, 2010 and 2009, and $2.6 million and $2.4 million for the nine months ended January 31, 2010 and 2009, respectively.
     From time to time, the Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it is party to any currently pending litigation, the outcome of which will have a material adverse effect on its operations or financial position.
6. Indemnification and Warranties
     The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases under which the Company may be required to indemnify property owners for environmental and other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) the Company’s bylaws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (iii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, (iv) contracts under which the Company may be required to indemnify customers or resellers against certain claims, including claims that a Company product infringes a patent, copyright or other intellectual property right, and (v) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.
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
     From time to time, the Company may receive indemnification claims in the normal course of business. The Company does not believe it is party to any currently pending claims the outcome of which will have a material adverse effect on its operations or financial position.

     The Company generally provides a warranty for its products and services to its customers. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of January 31, 2010 or April 30, 2009.
7. Stockholders’ Equity
     Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of January 31,
2010
Options available for future grant under the 2007 Equity Incentive Plan	4,206,809
Options outstanding under the stock option plans	7,023,447
ESPP shares reserved for future issuance	1,163,017

Total shares reserved	12,393,273

     Stock Plans
     2007 Equity Incentive Plan. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. During fiscal 2009 and 2010, the Company registered 2,618,006 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan. As of January 31, 2010, since adoption of the 2007 Equity Incentive Plan, an aggregate of 778,140 of additional shares issued under the Company’s prior stock option plans, have become available for grant and issuance as a result of forfeitures or repurchases by the Company.
     2007 Employee Stock Purchase Plan. A total of 1,000,000 shares of the Company’s common stock were originally authorized. During fiscal 2009 and 2010, a total of 654,501 additional shares were registered for issuance under the ESPP.
     Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the nine months ended January 31, 2010, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2009	4,520,099	6,940,996	6.10	7.30	$62,464

Options authorized	1,357,590	—	—
Options granted	(1,918,061)	1,918,061	20.06
Options exercised	—	(1,588,429)	19.98
Options canceled	247,181	(247,181)	12.02
Shares repurchased	—	—

Options outstanding as of January 31, 2010	4,206,809	7,023,447	10.07	7.54	96,091

Vested and expected to vest as of January 31, 2010, net of anticipated forfeitures		6,309,865	10.07	7.54	86,328

Vested and exercisable as of January 31, 2010		3,435,860	5.88	6.46	61,390

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.

     The following table summarizes additional information regarding outstanding options as of January 31, 2010:

	Options Outstanding		Options Vested and Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share
$0.12-0.80	674,025	4.00	674,025	$0.37
$4.00-5.98	728,324	6.81	503,606	4.12
$6.08-6.80	1,573,461	6.78	1,285,311	6.57
$7.17-8.95	1,139,361	8.19	388,928	8.27
$9.00-10.00	1,020,173	7.69	542,081	9.83
$11.08-17.65	271,667	9.29	9,384	11.58
$18.00-24.47	1,129,253	8.94	32,525	22.06
$24.49-28.15	487,183	9.84	—	—

	7,023,447	7.54	3,435,860	$5.88

     Total intrinsic value of options exercised for the nine months ended January 31, 2010 was $24.7 million, determined at the date of option exercise.
8. Stock-Based Compensation
     During the three and nine months ended January 31, 2010 and 2009, the Company recorded stock-based compensation under ASC 718 as described below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Stock-based compensation under ASC 718	$2,485	$1,433	$6,330	$3,813
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of ASC 718	—	3	—	19
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	—	—	—	33
Stock-based compensation under employee stock purchase plan	355	228	925	727

Total	$2,840	$1,664	$7,255	$4,592

     Accounting for Stock-Based Compensation
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
     The Company used the Black-Scholes option pricing model to determine the fair value of option awards granted. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. The Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock
     Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those option exercises are classified as financing cash flows. For the three and nine months ended January 31, 2010, the Company recorded excess tax benefits resulting from tax deductions in excess of the compensation cost recognized amounting to $2.2 million and $4.1 million, respectively. Due to the Company’s historical loss position and current valuation allowance, no tax benefits have been realized or recorded for any of the prior periods presented. Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
     Valuation and Expense Information
     The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Risk — free interest rate	2.55%	2.90%	2.40%	3.19%
Expected volatility	57.1%	52.6%	57.5%	51.7%
Expected life (years)	5.66 years	5.74 years	5.64 years	5.75 years
     Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $13.28 and $2.53 per share for the three months ended January 31, 2010 and 2009, and $10.80 and $3.91 per share for the nine months ended January 31, 2010 and 2009, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three and nine months ended January 31, 2010 and 2009, as a result of the Company’s adoption of ASC 718, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Cost of maintenance revenues	$123	$36	$305	$98
Cost of services revenues	64	26	140	77

Stock based compensation expense included in cost of revenues	187	62	445	175
Operating expenses:
Research and development	595	226	1,542	653
Sales and marketing	987	387	2,450	1,721
General and administrative	1,071	758	2,818	1,264

Stock based compensation expense included in operating expenses	2,653	1,371	6,810	3,638

Stock based compensation expense included in net income	$2,840	$1,433	$7,255	$3,813

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     As of January 31, 2010, there was $22.8 million of total unrecognized stock based compensation expenses under ASC 718, net of estimated forfeitures, that the Company expects to recognize over the requisite service period. Total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.97 years. The total fair value of all shares vested during the quarter ended January 31, 2010 was $1.6 million. The total fair value of all shares vested during the first three quarters of fiscal 2010 was $5.3 million.
     During the nine months ended January 31, 2010, the Company granted 1,918,061 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $14.33 to $28.15 per share at a weighted-average per share price of $20.06.
Employee Stock Purchase Plan
     In November 2007, the Board of Directors and the Company’s stockholders approved the ESPP, which became effective upon the Company’s IPO on February 14, 2008. A total of 1,654,501 shares of the Company’s common stock have been reserved for issuance under the ESPP since inception, including the annual increases each January pursuant to its “evergreen” provision. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008.
     In fiscal 2009, 373,368 shares were purchased under the ESPP at a weighted average purchase price per share of $7.37. Total cash proceeds from the purchase of shares under the ESPP was $2.8 million. During the first nine months of fiscal 2010, 118,116 shares were purchased under the ESPP at a weighted average purchase price per share of $10.07. Total cash proceeds from the purchase of shares under the ESPP was $1.2 million and $2.8 million, for the first nine months of fiscal 2010 and fiscal 2009, respectively. As of January 31, 2010 there was an aggregate of 1,163,017 shares of common stock available for issuance pursuant to future rights to acquire stock under the ESPP.
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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Risk-free interest rate	0.20%	1.52%	0.35%	1.80%
Expected volatility	66.5%	48.9%	73.2%	50.9%
Expected life (years)	0.50 years	0.50 years	0.50 years	0.54 years
     Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $7.46 and $2.47 per share for the three months ended January 31, 2010 and 2009, respectively, and was $5.73 and $2.61 per share for the nine months ended January 31, 2010 and 2009, respectively. For the three months ended January 31, 2010 and 2009, the Company recorded stock-based compensation expense associated with its ESPP of $0.4 million and $0.2 million, respectively. For the nine months ended January 31, 2010 and 2009, the Company recorded stock-based compensation expense associated with its ESPP of $0.9 million and $0.7 million, respectively. As of January 31, 2010, there was $0.2 million of total unrecognized compensation expenses under the guidance, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending March 15, 2010.
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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of January 31, 2010 and 2009, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Total revenues by geography:
United States:
Products	$14,747	$14,813	$49,357	$40,574
Maintenance	11,173	7,345	29,361	20,864
Services	3,877	3,444	10,915	9,345

Total	29,797	25,602	89,633	70,783

EMEA:
Products	8,112	3,638	16,472	9,056
Maintenance	1,983	1,581	5,554	4,342
Services	556	618	1,654	1,637

Total	10,651	5,837	23,680	15,035

Asia Pacific:
Products	1,769	1,414	3,503	3,496
Maintenance	615	477	1,713	1,345
Services	94	205	305	487

Total	2,478	2,096	5,521	5,328

Other Americas:
Products	1,927	1,910	3,506	3,620
Maintenance	931	601	2,610	1,550
Services	326	346	1,218	574

Total	3,184	2,857	7,334	5,744

Total revenues	$46,110	$36,392	$126,168	$96,890

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
     For the quarter ended January 31, 2010 and in accordance with ASC 740, the Company has evaluated its need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. The Company maintained a valuation allowance against its net deferred tax assets because the Company expects that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets for each jurisdiction. The Company considers all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company determines it is more likely than not that some or all of its deferred tax assets will be realized in the foreseeable future, the Company will adjust its valuation allowance accordingly. A change in the Company’s assessment regarding the realization of its deferred tax assets will impact its effective tax rate in the period the Company revises its assessment and in subsequent periods. In the event the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax asset, an adjustment to the net deferred tax asset could materially increase net income in the period such determination was made. The Company will continue to monitor available positive and negative evidence in future periods to determine if any or all of the remaining valuation allowance should be released.

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
Overview
     We are a leading provider of security and compliance management solutions that protect enterprises and government agencies. Our products help customers comply with corporate and regulatory policies, safeguard their assets and processes and control risk. Our platform collects and correlates user activity and event data across the enterprise so that businesses can rapidly identify, prioritize and respond to compliance violations, policy breaches, cybersecurity attacks and insider threats. Our products collect and correlate massive numbers of events from thousands of security point solutions, network and computing devices and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats and compliance. We also provide complementary software that delivers pre-packaged analytics and reports tailored to specific security and compliance initiatives, as well as appliances that streamline event log collection, storage, analysis and reporting.
     We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $136.2 million in fiscal 2009, and were $126.2 million in our first three quarters of fiscal 2010.
     In February 2008, we completed our initial public offering or IPO, in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2009. We generated $33.8 million and $12.3 million in cash from our operating activities during the nine months ended January 31, 2010 and 2009, respectively, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of January 31, 2010, we had cash, cash equivalents and marketable securities of $131.8 million, net accounts receivable of $24.0 million, and an aggregate of $19.9 million in accounts payable and accrued liabilities.
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
     Development and Introduction of New Products. We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the security and compliance management market. Examples of new product introductions in fiscal 2009 included our Compliance Insight Package for the North American Electric Reliability Corporation, or NERC, CIP standards 002-009 and our ArcSight Express product. We continue the enhancement of our ESM products and solutions, such as the introduction of ESM appliances in June 2008, the integration with the Cisco Mobility Services Engine announced in May 2009, and the introduction of an all-in-one PCI log management appliance in July 2008. We also released a new version of our ArcSight Logger product, ArcSight Logger 4.0, in November 2009. In addition, we continue to develop and release appliance versions of our software products and updates to complementary solution packages for our ArcSight Logger product.
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
Sources of Revenues, Cost of Revenues and Operating Expenses
     Our sales transactions typically include the following elements: a software license fee paid for the use of our products in perpetuity or, in limited circumstances, for a specified term; an arrangement for first-year support and maintenance, which includes unspecified software updates and upgrades; and professional services for installation, implementation and training. The majority of our revenues are derived from sales of our security and compliance management products, primarily ArcSight ESM and Logger, and we expect this to continue for the foreseeable future. We sell our products and services primarily through our direct sales force. Additionally, we utilize resellers and systems integrators, particularly in sales to government agencies and international customers.
     ArcSight ESM is primarily sold as software and Logger is sold in an appliance form factor. Logger and our other appliance products generally have lower gross margins than our software products.
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
     Revenues in fiscal 2007 and prior years were impacted by multiple element sales transactions consummated for which the revenues were deferred because we did not have VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions increased revenues in the nine months ended January 31, 2010 and 2009, by $0.9 million and $0.7 million, respectively. As of January 31, 2010 and April 30, 2009, deferred revenues included $0.6 million and $1.6 million, respectively, related to transactions such as these.
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
     Historically sales to U.S. commercial and governmental entities have represented a majority of our revenues, while international sales, including sales to agencies of foreign governments, have represented a smaller portion of our revenues. While the vertical make-up of our revenues will vary from period to period, over the long term we expect revenues from sales to U.S. commercial and governmental entities to each continue to grow in absolute dollars, and we expect that sales to customers outside of the United States will continue to grow both in absolute dollars and as a percentage of revenues over the long term.
Product Revenues
     Product revenues consist of license fees for our software products and sales of our appliance products. License fees are based on a number of factors, including the type and number of devices that a customer intends to monitor using our software as well as the number of users and locations. In addition to our core solution, some of our customers purchase additional licenses for optional extension modules that provide enhanced discovery and analytics capabilities. Sales of our appliance products consist of sales of the appliance hardware and associated perpetual licenses to the embedded software. We introduced our first appliance products in June 2006 and our first ArcSight Logger product, our most widely adopted appliance product to date, in December 2006. Appliance fees are based on the number of appliances purchased and, in some cases, on the number of network devices with which our customer intends to use the appliances. We generally recognize product revenues at the time of product delivery, provided all other revenue recognition criteria have been met.
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
     In addition, we believe that our product revenue has been somewhat seasonal historically, increasing in each quarter through the fiscal year, but with the first quarter of our fiscal year typically having relatively lower product revenue compared to the prior fourth fiscal quarter. However, we believe that there are significant seasonal factors that may cause the second and fourth quarters of our fiscal year to have relatively higher product revenue (with the first and third fiscal quarters each potentially having lower revenue than the immediately preceding fiscal quarter). We believe that this seasonality results from a number of factors, including:
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
     We believe that our rapid historical growth and the required timing of new compliance mandates may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In addition, the timing of one or more large transactions may overshadow seasonal factors in any particular quarterly period. In the future, we may experience growth from additional compliance and cybersecurity mandates that could continue to mask underlying seasonal purchasing decisions by our customers. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.

     For example, as noted above, the timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. Increased government spending on cybersecurity and new compliance mandates may drive customer demand at different times throughout our fiscal year, the timing of which we may not be able to anticipate and may cause fluctuations in our operating results. In addition, sales to customers with a standard December 31 fiscal year end may have a positive impact on our license revenue in the third quarter of our fiscal year, potentially offsetting the impact of the major holidays during the period. We expect seasonality to continue to impact our business in the future.
     As of January 31, 2010 and April 30, 2009, deferred product revenues were $13.1 million and $9.8 million, respectively. Included in deferred product revenues as of January 31, 2010 and April 30, 2009 was $0.5 million and $1.3 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of January 31, 2010 and April 30, 2009 was $12.6 million and $8.5 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of January 31, 2010 and April 30, 2009, deferred product revenues of $13.1 million and $9.8 million, respectively, were reduced by net-down adjustments of $6.8 million and $5.4 million, respectively. Our operating results in any particular quarterly period in fiscal 2010 may be similarly impacted by the recognition of previously deferred revenue, where the associated costs were recorded in prior periods. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     As of January 31, 2010, deferred maintenance revenues were $37.9 million, of which $31.9 million represented current deferred maintenance revenues. As of April 30, 2009, deferred maintenance revenues were $32.4 million, of which $26.7 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of January 31, 2010 and April 30, 2009, the deferred maintenance revenues of $37.9 million and $32.4 million, respectively, were reduced by net-down adjustments of $4.8 million and $2.6 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
     Services Revenues
     Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. During fiscal

2009, and continuing during the first three quarters of fiscal 2010, we entered into an increasing number of service engagements to staff and manage the security operation centers, SOCs, of certain large customers. SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.
     As of January 31, 2010 and April 30, 2009, deferred service revenues were $3.1 million and $2.9 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of January 31, 2010 and April 30, 2009, the deferred service revenues of $3.1 million and $2.9 million, respectively, were reduced by net-down adjustments of $1.3 million and $1.0 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Condensed Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     To the extent a deferred tax asset cannot be recognized a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is maintained until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax asset, a non-cash adjustment to the net deferred tax asset would result. Such non-cash adjustment could materially increase net income as reported in accordance with GAAP in the period such determination was made.
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
     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and our historical volatility. The weighted-average expected volatility for options granted for the three months ended January 31, 2010 and 2009 was 57.1% and 52.6%, respectively. The weighted-average expected volatility for options granted for the nine months ended January 31, 2010 and 2009 was 57.5% and 51.7%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended January 31, 2010 and 2009 was 5.66 years and 5.74 years, respectively. The weighted-average expected life of options granted for the nine months ended January 31, 2010 and 2009 was 5.64 years and 5.75 years, respectively. For the three months ended January 31, 2010 and 2009, the weighted-average risk-free interest rate used was 2.55% and 2.90%, respectively. For the nine months ended January 31, 2010 and 2009, the weighted-average risk-free interest rate used was 2.40% and 3.19%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas the former SFAS 123 guidance permitted companies to record forfeitures based on actual forfeitures, which was our historical policy prior to the adoption of ASC 718. As a result, we applied an estimated annual forfeiture rate of 5% for the three and nine months ended January 31, 2010 and 2009, in determining the expense recorded in our consolidated statements of income.

     We recorded expense of $2.5 million and $1.4 million for the three months ended January 31, 2010 and 2009, and $6.3 million and $3.8 million for the nine months ended January 31, 2010 and 2009, respectively, in connection with stock-based awards. As of January 31, 2010, unrecognized stock-based compensation expense of non-vested stock options was $22.8 million, which is expected to be recognized using the straight line method over the required service period of the options. We expect stock-based compensation expense to increase in absolute dollars as a result of the adoption of ASC 718. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, the guidance requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective upon the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under ASC 718. We use the Black-Scholes option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three months ended January 31, 2010 and 2009, we recorded stock-based compensation expense associated with the ESPP of $0.4 million and $0.2 million, respectively. For the nine months ended January 31, 2010 and 2009, we recorded stock-based compensation expense associated with the ESPP of $0.9 million and $0.7 million, respectively. As of January 31, 2010, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.2 million.
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
     Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of January 31, 2010, we had an allowance for doubtful accounts balance of $0.3 million. As of January 31, 2010, we had one reseller that accounted for 11%, of our net accounts receivable.
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

     For the quarter ended January 31, 2010 and in accordance with ASC 740, we have evaluated our need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income. We maintained a valuation allowance against our net deferred tax assets because we expect that it is more likely than not that all deferred tax assets will not be realized in the foreseeable future. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine it is more likely than not that some or all of our deferred tax assets will be realized in the foreseeable future, we will adjust our valuation allowance accordingly. A change in our assessment regarding the realization of our deferred tax assets will impact our effective tax rate in the period we revise our assessment and in subsequent periods. In the event that we were to determine that we would be able to realize deferred tax assets in the future in excess of the net recorded deferred tax asset, a non-cash adjustment to the net deferred tax asset would result. Such non-cash adjustment could materially increase net income as reported in accordance with GAAP in the period such determination was made. We will continue to monitor available positive and negative evidence in future periods to determine if any or all of the remaining valuation allowance should be released.
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

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Revenues:
Products	57.6%	59.8%	57.7%	58.6%
Maintenance	31.9	27.5	31.1	29.0
Services	10.5	12.7	11.2	12.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Products	8.3	7.3	7.1	6.3
Maintenance	5.4	4.5	5.4	5.1
Services	7.1	7.1	7.2	7.3

Total cost of revenues	20.8	18.9	19.7	18.7

Gross margin	79.2	81.1	80.3	81.3
Operating expenses:
Research and development	13.9	14.3	14.7	16.4
Sales and marketing	40.3	33.8	41.2	42.9
General and administrative	14.7	13.5	15.2	14.6

Total operating expenses	68.9	61.6	71.1	73.9

Income from operations	10.3%	19.5%	9.2%	7.4%

Comparison of the Three Months Ended January 31, 2010 and 2009
Revenues
     Revenues for the three-months ended January 31, 2010 and 2009 was as follows (in thousands, except percentages):

	Three Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Products	$26,555	$21,775	$4,780	22.0%
Percentage of total revenues	57.6%	59.8%
Maintenance	14,702	10,004	4,698	47.0%
Percentage of total revenues	31.9%	27.5%
Services	4,853	4,613	240	5.2%
Percentage of total revenues	10.5%	12.7%

Total revenues	$46,110	$36,392	$9,718	26.7%

     Product Revenues. Product revenues for the three months ended January 31, 2010 included revenues of $10.9 million from 133 new customers and revenues of $15.7 million from existing customers. New customer revenues from 133 customers for the three months ended January 31, 2010 increased by $4.0 million compared to new customer revenues from 59 customers for the three months ended January 31, 2009. The increase in the number of new customers from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was primarily driven by a significant increase in the number of new customers in EMEA. Many of these new customers purchased our logger products to meet data privacy compliance requirements. These transactions are typically sold through our channel partners and are smaller in transaction size. The significant increase in new customer revenue from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 was primarily due to the increased success of our channel business in EMEA along with the improved economic conditions in that region. We also experienced an increase in new customer revenue from the Americas with average transaction sizes remaining relatively consistent from period to period. Existing customer revenues from 126 customers for the three months ended January 31, 2010 increased slightly by $0.8 million compared to existing customer revenues from 99 customers for the three months ended January 31, 2009. This marginal increase was driven by a larger number of transactions from our growing installed base at average transaction sizes that declined year over year as a result of product mix. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the recovering economic environment and related geography of each revenue transaction. There was a net recognition of $0.3 million of product revenues for the three months ended January 31, 2009, and none for the three months ended January 31, 2010 related to historical sales transactions that initially included an undelivered product element for which we did not have VSOE. As of January 31, 2010, deferred product revenues included $0.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $4.7 million for the three months ended January 31, 2010 compared to January 31, 2009, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $0.2 million for the three months ended January 31, 2010 compared to January 31, 2009, primarily due to continued growth in our SOC staffing and management engagements.
     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and Asia Pacific, or APAC. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Americas	$32,981	$28,459	$4,522	15.9%
Percentage of total revenue	71.5%	78.2%
EMEA	10,651	5,837	4,814	82.5%
Percentage of total revenue	23.1%	16.0%
APAC	2,478	2,096	382	18.2%
Percentage of total revenue	5.4%	5.8%

Total revenue	$46,110	$36,392	$9,718	26.7%

     Revenues from the EMEA region increased in both absolute dollars and as a percentage of total revenues, during the three months ended January 31, 2010 as a result of the improved economic conditions in that region, compliance with newly effective regulatory mandates, and the larger number of transactions sold through our channel partners. We experienced an increase in revenues in the Americas region in absolute dollars, but a decrease in percentage of total revenues year over year, primarily due to the significantly higher growth in the EMEA region. APAC has remained relatively consistent as a percentage of revenue.
     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts (in thousands, except percentages):

	Three Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Products	$3,824	$2,637	$1,187	45.0%
Maintenance	2,497	1,637	860	52.5%
Services	3,283	2,587	696	26.9%

Total cost of revenues	$9,604	$6,861	$2,743	40.0%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	January 31,
	2010	2009
Gross margin
Products	$22,731	$19,138
Percentage of product revenues	85.6%	87.9%
Maintenance	12,205	8,367
Percentage of maintenance revenues	83.0%	83.6%
Services	1,570	2,026
Percentage of services revenues	32.4%	43.9%

Total gross margin	$36,506	$29,531
Percentage of total revenues	79.2%	81.1%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.2 million for the three months ended January 31, 2010, primarily due to increased ArcSight Logger product cost of goods of $0.8 million related to increased ArcSight Logger product sales, as well as an increase of $0.3 million related to royalty obligations associated with product cost of goods sold. Product gross margin as a percentage of product revenues decreased by 2.3% as a percentage of product revenues for the three months ended January 31, 2010 compared to the three months ended January 31, 2009, due to lower margin appliance revenue contributing a higher percentage of product revenues than the prior year. While appliance revenues historically have represented less than half of product revenues, appliance revenues exceeded software revenues for the three months ended January 31, 2010. While we expect appliance revenues to generally represent less than half of product revenues going forward, the mix of software and appliance product revenues will likely fluctuate from quarter to quarter, potentially negatively impacting product gross margins in the quarter.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.9 million for the three months ended January 31, 2010 compared to January 31, 2009, due to increased compensation-related expenses of $0.4 million related to increased head count and cost per employee. In addition, third-party royalty support and maintenance expenses increased by $0.2 million. Maintenance gross margin as a percentage of maintenance revenues remained relatively consistent decreasing slightly by 0.6% for the three months ended January 31, 2010 compared to January 31, 2009.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $0.7 million for the three months ended January 31, 2010 compared to January 31, 2009 due primarily to increased compensation-related expenses of $0.4 million related to increased head count and cost per employee. Additionally, consultant travel and entertainment and use of external consultants increased by $0.2 million. Services gross margin as a percentage of services revenues decreased by 11.5% to 32.4% for the three months ended January 31, 2010 from 43.9% for the three months ended January 31, 2009, due primarily to the use of higher cost external consultants to staff such engagements, while we continue to hire internally to staff our growing services business.
Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Research and development	$6,429	$5,201	$1,228	23.6%
Percentage of total revenues	13.9%	14.3%
Sales and Marketing	18,563	12,298	6,265	50.9%
Percentage of total revenues	40.3%	33.8%
General and administrative	6,767	4,943	1,824	36.9%
Percentage of total revenues	14.7%	13.5%

Total operating expenses	$31,759	$22,442	$9,317	41.5%
Percentage of total revenues	68.9%	61.6%

     Research and Development Expenses. The increase in research and development expenses for the three months ended January 31, 2010 of $1.2 million compared to the three months ended January 31, 2009 was primarily attributable to an increase of $0.7 million in compensation and an increase of $0.3 million in stock-based compensation expense, associated with an increase in research and development personnel from 109 to 120 at the respective period ends. We plan to continue hiring to extend our product platform. We expect research and development expenses to continue to increase in absolute dollars.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended January 31, 2010 of $6.3 million compared to the three months ended January 31, 2009, was primarily attributable to an increase of $4.7 million in compensation-related expense of which $1.7 million related to commission plan expenses associated with increased sales orders generated. Of this compensation, an expense increase of $3.0 million was due to an increase in sales and marketing personnel from 132 to 163 at the respective period ends, associated with significant growth across our sales organization. We plan to continue hiring in line with our growth opportunities. The increase also includes an increase in marketing program expenses of $0.5 million, an increase of $0.4 million in external consultants, temporary help and recruiting and an increase in travel and entertainment expenses of $0.3 million. As a result, we expect sales and marketing expenses to continue to increase in absolute dollars.
     General and Administrative Expenses. The increase in general and administrative expenses of $1.8 million for the three months ended January 31, 2010, compared to the three months ended January 31, 2009, was associated with an increase of $1.0 million in compensation-related expenses attributed to an increase in general administrative personnel from 50 to 59 at the respective period ends, due primarily to hiring in our Information Technology and Finance and Accounting areas in support of infrastructure growth. The increase also includes an increase in external consultants and temporary help of $0.3 million related to IT infrastructure projects, an increase of $0.2 million in third-party software support and maintenance expenses, and an increase of $0.1 million in legal, audit and tax advisory service fees.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Interest income	$34	$154	$(120)	(77.9)%
Percentage of total revenues	0.1%	0.4%
Other income (expense), net	(115)	3	(118)	(3933.3)%
Percentage of total revenues	(0.3)%	(0.0)%
Provision for income taxes	2,438	2,183	255	11.7%
Percentage of total revenues	5.3%	6.0%

Total non-operating expense	$(2,519)	$(2,026)	$(493)	24.3%
Percentage of total revenues	(5.5)%	(5.6)%

     Interest Income. The decrease in interest income of $0.1 million for the three months ended January 31, 2010 compared to January 31, 2009 was primarily attributable to lower interest rates during the first three quarters of fiscal 2010.
     Other Income (Expense), Net. Other income (expense), net, for the three months ended January 31, 2010 compared to January 31, 2009 increased as a result of increases in interest expense associated with entering into new capitalized software license arrangements, as well as increases in foreign currency losses.
     Provision for Income Taxes. For the three months ended January 31, 2010, we recorded a provision for income taxes of $2.4 million, based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter, namely the tax benefit of stock option transactions and income tax uncertainties, resulting in effective tax rates for the three and nine months ended January 31, 2010 of 52.24% and 49.08%, respectively. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, movement in our valuation allowance and various discrete items, offset by the use of net operating loss carry-forwards and tax credits. For the three months ended January

31, 2009, we recorded a provision for income taxes of $2.2 million. The effective tax rate for the three months ended January 31, 2009 is 30.1%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible ASC 718 stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits.
Comparison of the Nine Months Ended January 31, 2010 and 2009
Revenues
     Revenues for the nine months ended January 31, 2010 and 2009 was as follows (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Products	$72,838	$56,746	$16,092	28.4%
Percentage of total revenues	57.7%	58.6%
Maintenance	39,238	28,102	11,136	39.6%
Percentage of total revenues	31.1%	29.0%
Services	14,092	12,042	2,050	17.0%
Percentage of total revenues	11.2%	12.4%

Total revenues	$126,168	$96,890	$29,278	30.2%

     Product Revenues. Product revenues for the nine months ended January 31, 2010 included revenues of $29.0 million from 235 new customers and revenues of $43.8 million from existing customers. New customer revenues from 235 customers for the nine months ended January 31, 2010 increased by $4.4 million compared to new customer revenues from 159 customers for the nine months ended January 31, 2009. In aggregate, product revenue per new customer dropped slightly on a year over year basis, driven by the increase in channel driven sales of our Logger products at lower transaction sizes. Existing customer revenues for the nine months ended January 31, 2010 increased by $11.7 million compared to existing customer revenues for the nine months ended January 31, 2009. The increase was primarily attributable to an increase in number and average transaction size for sales to our existing customers in both the EMEA and Americas region, driven by additional purchases of our ESM product together with our ArcSight Logger product as well as the expansion of the deployment of our products more broadly across their IT infrastructure. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the recovering economic environment and related geography of each revenue transaction. There was a net recognition of $0.8 million and $0.7 million of product revenues in the nine months ended January 31, 2010 and 2009, respectively, related to sales transactions that initially included an undelivered product element for which we did not have VSOE. As of January 31, 2010, deferred product revenues included $0.5 million related to similar transactions. See the related discussion in “—Sources of Revenues, Cost of Revenues and Operating Expenses.”
     Maintenance Revenues. Maintenance revenues increased $11.1 million for the nine months ended January 31, 2010 compared to January 31, 2009, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $2.1 million for the nine months ended January 31, 2010 compared to January 31, 2009, primarily due to continued growth in our SOC staffing and management engagements.

     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and APAC. Net sales, which include product, maintenance and service revenue, for each region are summarized in the following table (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Americas	$96,967	$76,527	$20,440	26.7%
Percentage of total revenue	76.8%	79.0%
EMEA	23,680	15,035	8,645	57.5%
Percentage of total revenue	18.8%	15.5%
APAC	5,521	5,328	193	3.6%
Percentage of total revenue	4.4%	5.5%

Total revenue	$126,168	$96,890	$29,278	30.2%

     Total revenues for nine months ended January 31, 2010 as compared to January 31, 2009 increased due to the strength of the Americas and EMEA regions. The EMEA region during the nine months ended January 31, 2010 increased in both absolute dollars and as a percentage of revenues, as signs of economic recovery and stabilization were evidenced in this region. We experienced an increase in revenues in the Americas region in absolute dollars, but the percentage of total revenues year over year remained relatively constant, primarily due to the growth in the EMEA region.
     Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Products	$8,918	$6,136	$2,782	45.3%
Maintenance	6,856	4,931	1,925	39.0%
Services	9,117	7,017	2,100	29.9%

Total cost of revenues	$24,891	$18,084	$6,807	37.6%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2010	2009
Gross margin
Products	$63,920	$50,610
Percentage of product revenues	87.8%	89.2%
Maintenance	32,382	23,171
Percentage of maintenance revenues	82.5%	82.5%
Services	4,975	5,025
Percentage of services revenues	35.3%	41.7%

Total gross margin	$101,277	$78,806
Percentage of total revenues	80.3%	81.3%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $2.8 million for the nine months ended January 31, 2010, primarily due to increased ArcSight Logger product cost of goods of $2.1 million related to increased ArcSight Logger product sales, as well as an increase of $0.6 million related to royalty obligations associated with product cost of goods sold. Product gross margin as a percentage of product revenues decreased by 1.4% as a percentage of product revenues for the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009, due to appliance revenues contributing a higher percentage of product revenue than the prior year. While we expect appliance revenues to generally represent less than half of product revenues going forward, the mix of software and appliance product revenues will likely fluctuate from period to period, potentially negatively impacting product gross margins during the period.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $1.9 million for the nine months ended January 31, 2010 compared to January 31, 2009, due primarily to increased compensation-related expenses of $1.0 million related to an increase in head count and cost per employee. In addition, third-party royalty support and maintenance expenses increased by $0.6 million. Maintenance gross margin as a percentage of maintenance revenues remained constant for the nine months ended January 31, 2010 compared to January 31, 2009, due primarily to growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $2.1 million for the nine months ended January 31, 2010 compared to January 31, 2009 due to increased compensation-related expenses of $0.9 million related to increased head count and cost per employee. Additionally, use of third party contractors and external consultants increased by $0.9 million. Services gross margin as a percentage of services revenues decreased by 6.4% to 35.3% for the nine months ended January 31, 2010 from 41.7% for the nine months ended January 31, 2009, due primarily to the use of higher cost external consultants to staff such engagements, while we continue to hire internally to staff our growing services business.
     Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2009	2009	Change in Dollars	Change in Percent
Research and development	$18,603	$15,939	$2,664	16.7%
Percentage of total revenues	14.7%	16.5%
Sales and Marketing	51,930	41,521	10,409	25.1%
Percentage of total revenues	41.2%	42.8%
General and administrative	19,121	14,155	4,966	35.1%
Percentage of total revenues	15.2%	14.6%

Total operating expenses	$89,654	$71,615	$18,039	25.2%
Percentage of total revenues	71.1%	73.9%

     Research and Development Expenses. The increase in research and development expenses for the nine months ended January 31, 2010 of $2.7 million compared to the nine months ended January 31, 2009 was primarily attributable to an increase of $2.3 million in compensation-related expense, associated with an increase in research and development personnel from 109 to 120 at the respective period ends. We plan to continue hiring to extend our product platform. As a result, we expect research and development expenses to continue to increase in absolute dollars.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended January 31, 2010 of $10.4 million compared to the nine months ended January 31, 2009, was primarily attributable to a increase of $7.6 million in compensation expense of which $2.8 million related to commission plan expenses associated with a change in commission plan structures. Of this compensation expense increase $4.8 million was due to an increase in sales and marketing personnel from 132 to 163 at the respective period ends, across our sales organization. We plan to continue hiring in line with our growth opportunities. In addition, the increase also includes an increase of $0.9 million in external consultants and temporary help, an increase in marketing program expenses of $0.7 million, an increase in travel and entertainment expenses of $0.6 million and an increase in marketing communications of $0.3 million. We expect sales and marketing expenses to continue to increase in absolute dollars.
     General and Administrative Expenses. The increase in general and administrative expenses of $5.0 million for the nine months ended January 31, 2010, compared to the nine months ended January 31, 2009, was primarily associated with an increase of $3.8 million in compensation related-expenses attributed to an increase in general administrative personnel from 50 to 59 at the respective period ends. In addition, third-party software support and maintenance expense increased $0.4 million attributable to ERP system hosting expenses related to the implementation project, temporary help increased $0.4 million, and rent expense increased $0.1 million. This increase was offset by a decrease of $0.1 million in legal, audit and tax advisory service fees.
     Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Nine Months Ended
	January 31,
	2010	2009	Change in Dollars	Change in Percent
Interest income	$97	$909	$(812)	(89.3)%
Percentage of total revenues	0.1%	0.9%
Other expense, net	(446)	(107)	(339)	(316.8)%
Percentage of total revenues	(0.4)%	(0.1)%
Provision for income taxes	5,533	2,415	3,118	129.1%
Percentage of total revenues	4.4%	2.5%

Total non-operating income (expense)	$(5,882)	$(1,613)	$(4,269)	(264.7)%
Percentage of total revenues	(4.7)%	(1.7)%

     Interest Income. The decrease in interest income of $0.8 million for the nine months ended January 31, 2010 compared to January 31, 2009 was primarily attributable to lower interest rates during the first three quarters of fiscal 2010.
     Other Expense, Net. Other expense, net, for the nine months ended January 31, 2010 compared to January 31, 2009 increased as a result of increases in interest expense associated with entering into new capitalized software license arrangements, as well as increases in foreign currency losses.
     Provision for Income Taxes. For the nine months ended January 31, 2010, we recorded a provision for income taxes of $5.5 million. The effective tax rate for the nine months ended January 31, 2010 is 49.08%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter, namely the tax benefit of stock option transactions and income tax uncertainties. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible stock-based compensation expenses and other currently non-deductible items, movement in our valuation allowance and various discrete items, offset by the use of net operating loss carry-forwards and tax credits. For the nine months ended January 31, 2009, we recorded a provision for income taxes of $2.4 million. The effective tax rate for the nine months ended January 31, 2009 is 30.2%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible ASC 718 stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits.
Liquidity and Capital Resources
     From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2009, and generated $33.8 million of cash from our operating activities during the nine months ended January 31, 2010 compared to $12.3 million of cash from our operating activities for the nine months ended January 31, 2009. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. As we have continued to generate cash, we have invested $20.0 million into marketable security investments. These marketable securities consist of certificates of deposit invested with financial institutions that we believe to be financially sound, in order to minimize our credit risk. Additionally in February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.

     At January 31, 2010, we had cash, cash equivalents and marketable securities totaling $131.8 million and net accounts receivable of $24.0 million, compared to $90.5 million of cash and cash equivalents and $34.2 million of net accounts receivable at April 30, 2009.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	January 31,
	2010	2009
Net cash provided by operating activities	$33,819	$12,322
Net cash used in investing activities	(23,112)	(1,809)
Net cash provided by financing activities	10,573	728
     Operating Activities
     We have reported net income for both the three months ended January 31, 2010 and three months ended January 31, 2009. Our operating activities have provided positive cash flows, primarily due to cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, changes in deferred revenues, as well as changes in other components of our working capital.
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
     We generated $33.8 million of cash from operating activities during the nine months ended January 31, 2010, primarily as a result of a decrease of $10.0 million in accounts receivable due to strong collections efforts, an increase in other accrued liabilities of $5.2 million due primarily to an increase in accrued royalties due to increased sales, an increase in deferred revenue of $9.0 million, and an increase in accounts payable of $0.9 million. The balance was offset by a decrease in accrued compensation and benefits of $2.2 million, and an increase of $0.6 million in prepaid expenses and other assets. The balance was also offset by an increase of $4.1 million in excess tax benefits associated with stock based compensation plans. In addition, we had a net income of $5.7 million for this period, which included non-cash charges of $7.3 million for stock-based compensation expense and $2.5 million of depreciation and amortization.
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

     Investing Activities
     During the nine months ended January 31, 2010, we used $23.1 million in cash for investing activities, comprised primarily of $20.0 million in short-term held to maturity investments and $4.0 million in capital expenditures primarily associated with software acquired in support of our ERP software implementation. In addition, $0.8 million of previously restricted cash reserved under operating lease terms and conditions became unrestricted after satisfying certain requirements of the operating lease. During the nine months ended January 31, 2009, we used $1.8 million in cash for investing activities, all of which was related to capital expenditures associated with computer equipment and furniture and fixtures in support of the expansion of our infrastructure and work force.
     Financing Activities
     During the nine months ended January 31, 2010, $10.6 million of cash was provided by financing activities, comprised primarily of $8.3 million of net proceeds from the exercise of stock options, and $4.1 million from tax benefits related to disqualifying dispositions associated with stock-based compensation, offset by $1.8 million in payments for prepaid software licenses used as a component in our product sales. During the nine months ended January 31, 2009, we generated $0.7 million of cash from financing activities, comprised primarily of $2.4 million from net proceeds from the exercise of stock options, offset by $1.7 million in payments for prepaid software licenses used as a component in our product sales.
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
Off-Balance Sheet Arrangements
     As of January 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. As of January 31, 2010, we leased our principal facility in Cupertino, California under a non-cancelable operating lease agreement that will expire in June 2017. In November 2009, we modified and extended our operating lease which originally would have expired in October 2013. Over the term of the amendment we have agreed to make payments totaling $22.1 million.
     We also have leases for our regional sales offices that are for 13 months or less.

     The following table is a summary of our contractual obligations as of January 31, 2010:

	Payments Due by Period
		Remainder
	Total	of FY 2010	FY 2011	FY 2012	FY 2013	Thereafter
			(in thousands)
Operating lease obligations	$23,507	$524	$3,261	$3,020	$3,038	$13,664
Accrued contractual obligations	3,446	623	2,538	214	71	—

Total	$26,953	$1,147	$5,799	$3,234	$3,109	$13,664

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
     Interest Rate Risk. Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds. We had cash, cash equivalents and marketable securities totaling $131.8 million as of January 31, 2010, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.
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

     Based on the aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Our revenues and operating results could vary significantly from period to period as a result of a variety of factors, many of which are outside of our control. As a result, comparing our revenues and operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. For example, revenues in fiscal 2006 and prior years excluded revenues related to multiple element sales transactions consummated in that year that were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. We recognize this deferred revenue in the period in which we either deliver these product elements or we and our customers amend the contractual terms of these sales transactions to remove the undelivered product elements. Our operating results were impacted by this treatment in fiscal 2009, 2008 and 2007 and may be similarly impacted in any particular quarterly period in fiscal 2010 as we recognize this previously deferred revenue. For example, earnings for the nine months ended January 31, 2010 were favorably impacted by $0.9 million of revenues from such transactions where the associated expenses were recorded in fiscal 2006 or prior years. We may not be able to accurately predict our future revenues or results of operations. We base our current and future expense levels on our operating plans and sales forecasts, and our operating costs are relatively fixed in the short-term. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. In addition, we recognize revenues from sales to some customers or resellers when cash is received, which may be delayed because of changes or issues with those customers or resellers. If our revenues or operating results fall below the expectations of investors or any securities analysts that cover our stock, the price of our common stock could decline substantially.
     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	the timing of satisfying revenue recognition criteria, including, for example, establishing (1) VSOE for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period, and (2) sufficient history with respect to our newly introduced appliance licensing model such that revenue recognition criteria would be met on shipment of our appliances, rather than delaying revenue recognition until payment for these transactions in which we will be required to do until such history is established;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as the impact of the continuing instability in global and U.S. economic and financial market conditions, in particular on the financial services and retail industries; and

•	the impact of ASC 740, which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.
     Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.
     Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM products and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM products involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. The continuing instability in global and U.S. economic and financial market conditions has increased the duration and intensity of our sales efforts as customers enhance their review of spending decisions. In addition, we have less experience with sales of ArcSight Express and some of our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and their technical capabilities, as well as the value of our products, including the potential cost savings to the organization that our products may generate. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.
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
          If we fail to enhance and manage our distribution channels, our revenues could decline and our growth prospects could suffer.
     We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet information technology, or IT, needs. We also use resellers to augment our internal resources in international markets and domestically. We may be required by our U.S. government customers to utilize particular resellers that may not meet our criteria for creditworthiness, and revenues from those resellers may not be recognizable until receipt of payment. We have derived, and anticipate that in the future we will continue to derive, a substantial portion of the sales of ArcSight Logger and other appliance products through channel partners, including parties with which we have not yet developed relationships. We expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. In order to scale our channel program to support growth in our business, it is important that we continue to help our partners enhance their ability to independently sell and deploy our products. We may be unable to successfully expand and improve the effectiveness of our channel sales program. If we do not successfully execute our strategy to increase channel sales, particularly to further develop relationships with systems integrators to facilitate sales to large enterprises and agencies of the U.S. government, penetrate the mid-market and sell our appliance products, our growth prospects may be materially and adversely affected.
     Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners do not effectively market and sell our products, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. Similarly, the loss of a substantial number of our channel partners, who may cease marketing our products and services with limited or no notice and with little or no penalty, and our possible inability to replace them, the failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations. In addition, changes in the proportion of our revenues attributable to sales by channel partners, which are more likely than direct sales to involve collectability concerns at the time of contract execution and product delivery, may cause our operating results to fluctuate from period to period.
          We operate in an emerging and evolving market and have a history of losses, and we are unable to predict the extent of any future losses.
     We launched our ESM products in January 2002 and our first ArcSight Logger product in December 2006. Because the market for our products is relatively new and rapidly evolving, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $5.7 million and $9.9 million for the nine months ended January 31, 2010 and the fiscal year ended April 30, 2009, respectively, we have a history of losses from operations, incurring losses from operations of $1.4 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of January 31, 2010, our accumulated deficit was $31.1 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand and improve the effectiveness of our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we may not continue to be profitable in future periods. Our historical revenue growth has been inconsistent, reflects fluctuations not related to performance and should not be considered indicative of our future performance. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
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
     Mergers or consolidations among our competitors, or acquisitions of our competitors by large companies, present heightened competitive challenges to our business. For example, in the last five years IBM has acquired Internet Security Systems, Inc., Micromuse and Consul, Novell acquired e-Security and EMC acquired Network Intelligence and recently announced an agreement to acquire Archer Technologies. Acquisitions such as these will make the combined entities potentially more formidable competitors to us if their products and offerings are effectively integrated. Continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and, consequently, customers’ willingness to purchase from those firms.
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
          We may have difficulty forecasting demand for our appliance products and, because we primarily rely on a single contract manufacturer for manufacture and fulfillment of our appliance products, we may be unable to fulfill orders for these appliance products.
     Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes. If we fail to accurately predict demand and as a result our manufacturers maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. Because our channel partners do not purchase our products in advance of customer orders, we may face additional difficulty in accurately forecasting demand for our hardware products. This difficulty in forecasting could increase as the number of sales transactions that do not directly involve our sales force increases (which is one of the goals of our channel program), since we have limited historical experience upon which to base forecasts for these types of sales transactions. Further, as the size of individual orders increases, we may be unable to cause delivery of unforecasted orders, particularly near the end of quarterly periods. In addition, we primarily use one source for the manufacture and fulfillment of our appliance products and if this equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, if it is no longer financially viable or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period. Disruptions in the manufacture and fulfillment of our products could damage our reputation and relationships with our customers and result in revenue declines and a negative effect on our growth prospects. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. If we are unable to successfully perform these functions or maintain a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed. In addition, the process of obtaining additional or alternative capacity with a different contract manufacturer would likely result in an increase of cost of goods sold, which could negatively impact our financial performance if we are unable to offset such increases with increases in the prices we charge our customers.
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
     We believe that our product revenue has been seasonal historically, increasing in each quarter through the fiscal year, but with the first quarter of our fiscal year having relatively lower product revenue compared to the prior fourth fiscal quarter. However, we believe that there are significant seasonal factors that may cause the second and fourth quarters of our fiscal year to have relatively higher product revenue (with the first and third fiscal quarters each potentially having lower revenue than the immediately preceding fiscal quarter). We believe that this seasonality results from a number of factors, including:
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
     We believe that our rapid historical growth and the required timing of new compliance mandates may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. In addition, the timing of one or more large transactions may overshadow seasonal factors in any particular quarterly period. In the future, we may experience growth from additional compliance and cybersecurity mandates that could continue to mask underlying seasonal purchasing decisions by our customers. Seasonal or cyclical variations in our operations may become more pronounced over time and may materially affect our results of operations in the future.
     For example, as noted above, the timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end may impact product sales to governmental agencies in the second quarter of our fiscal year, offsetting the otherwise seasonal downturn in later summer months. Increased government spending on cybersecurity and new compliance mandates may drive customer demand at different times throughout our fiscal year, the timing of which we may not be able to anticipate and may cause fluctuations in our operating results. In addition, sales to customers with a standard December 31 fiscal year end may have a positive impact on our license revenue in the third quarter of our fiscal year, potentially offsetting the impact of the major holidays during the period. We expect seasonality to continue to impact our business in the future.
     Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the nine months ended January 31, 2010 and the fiscal years ended April 30, 2009, 2008 and 2007, we derived 31%, 22%, 20% and 32% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
•	changes in fiscal or contracting policies or decreases in available government funding, such as the recent announcement by the Obama administration regarding a temporary freeze on non-defense discretionary spending;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues; and

•	potential delays or changes in the government appropriations process, including actions such as spending freezes implemented to address political or fiscal policy concerns

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
     Our ESM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM products, requires training of the end user. If our products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM products requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. Similarly, our ArcSight Express and Logger products, while less complex than our ESM products, are often distributed through channel partners and sold to customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal installation. This may result in performance that is less than the level anticipated by the end user. Because our customers rely on our product, service and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, our failure to properly provide consulting and implementation services and maintenance to our customers or our failure to properly provide services for customer security operation centers, or SOCs, may result in negative publicity or legal claims against us. For example, as we continue to expand our provision of SOC services, any failure by us to properly provide these high profile services will likely result in lost opportunities for follow-on sales of our software and appliance products in addition to loss of any opportunity to renew the SOC services arrangement.
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
     In the nine months ended January 31, 2010 and the fiscal years ended April 30, 2009, 2008 and 2007, we derived 29%, 27%, 33% and 23% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe, the Middle East, Russia and South America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants, sales agents and channel partners. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
     Failure to protect our intellectual property rights could adversely affect our business.
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have twelve issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

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
     Certain of our products are distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 335 employees as of April 30, 2008 to 400 employees as of April 30, 2009, and then to 469 employees as of January 31, 2010. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
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
     Due to prior period losses, we have generated significant federal and state net operating loss carry-forwards, which expire beginning in fiscal 2020 and fiscal 2015, respectively. U.S. federal and state income tax laws limit the amount of these carry-forwards we can utilize upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. We have previously experienced a greater than 50% shift in our stock ownership, which has limited our ability to use a portion of our net operating loss carry-forwards, and we may experience subsequent shifts in our stock ownership. Accordingly, there is a risk that our ability to use our existing carry-forwards in the future could be further limited and that existing carry-forwards would be unavailable to offset future income tax liabilities, adversely affecting our operating results.
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
     The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings or other changes by any securities analysts who follow our company or our industry;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing volatility in the financial markets;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
     In addition, the stock markets, and in particular The NASDAQ Global Market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, particularly technology companies. Broad market fluctuations such as these may have and could continue to adversely affect the market price of our common stock. Even prior to the continuing volatility in the financial markets, stock prices of many technology companies had fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.
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
     We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:
•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	currently only our chief executive officer, our president, our lead independent director or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
     In addition, as of March 1, 2010 (including options exercisable by those holders within 60 days of that date), our directors and executive officers, together with their affiliates, beneficially own in the aggregate 22.8% of our outstanding common stock. Further, holders that together with their affiliates hold 5% or more of our common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 20.5% of our outstanding common stock as of March 1, 2010. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.
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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through January 31, 2010, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.
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
ITEM 4. RESERVED
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

ARCSIGHT, INC.
Date: March 9, 2010	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2010	By:	/s/ Stewart Grierson
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