Form 10-K
period 2010-04-30
ArcSight Inc
filed 2010-07-09
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was $690,583,284 based upon the closing price on The NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (October 31, 2009).

The number of outstanding shares of the registrant’s common stock as of July 1, 2010 was 34,449,065.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for registrant’s 2010 Annual Meeting of Stockholders to be held on September 20, 2010 and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended April 30, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FISCAL 2010 ANNUAL REPORT ON FORM 10-K

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

Overview

We are a leading provider of enterprise threat and risk management solutions that protect business and government enterprises. Our enterprise threat and risk management platform collects, consolidates and correlates network and user activity data across the enterprise so that businesses can rapidly detect, diagnose and manage both internal and external threats and risks across the organization for activities associated with critical assets and processes. With our enterprise threat and risk management platform and products, organizations can use the ArcSight platform to reduce risk, identify vulnerabilities, comply with regulations and protect their high-value digital assets from cyber-theft, cyber-fraud, cyber-warfare and cyber-espionage.

The ArcSight enterprise threat and risk management platform for monitoring threats and risks is designed to allow our customers to achieve complete visibility, improved uptime and streamlined compliance by:

•	capturing event data from any network-connected system;

•	managing and storing event data;

•	analyzing events in real time;

•	identifying unusual behavior; and

•	responding quickly to prevent loss.

Our enterprise threat and risk management platform, as illustrated below, includes our connector products, which collect event information from security point solutions, network and computing devices, databases, applications and other elements in an organization’s IT architecture, which we refer to as event sources. A single device or application can generate thousands of events in a single day, most of which are low priority and typically provides information about a narrow aspect of the infrastructure or only a portion of the threat or compliance risk involved. That information is used in our flagship security information and event management, or SIEM, products where complex algorithms determine if events taking place conform to normal patterns of behavior, established security policies and compliance regulations, so that threats and risks are identified. The event information is concurrently stored in our log management products. These products in turn initiate our threat response management product, as well as providing the foundation for an application layer of solution packages that are directed at specific vertical applications, such as our Payment Card Industry (PCI) compliance solutions, or horizontal applications, such as our EnterpriseView family of applications that address threats and risks beyond the security and compliance matters traditionally addressed by our SIEM and log management products.

ArcSight Enterprise Threat and Risk Management Platform

Our SIEM products, ArcSight ESM and ArcSight Express, deliver a centralized, real-time view of all activity or events across geographically dispersed and heterogeneous business and technology infrastructures. Our log management products collect and store activity and event data for regulatory compliance, reporting and forensic analysis. Working together, these products collect, consolidate and correlate massive amounts of activity data, in the form of log events, from thousands of security point solutions, network and computing devices, databases and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats. Our specialized software and application packages deliver pre-packaged analytics and reports tailored to specific compliance and security initiatives, such as Sarbanes-Oxley (SOX), PCI, user monitoring and fraud detection.

We have designed our platform to support the increasingly complex business and technology infrastructure of our customers. Our platform includes over 300 pre-built software connectors, called SmartConnnectors, for products from more than 100 vendors. It also integrates easily with products for which we do not provide pre-built connectors and with proprietary enterprise applications to ensure that event logs from these products are seamlessly integrated into our platform for intelligent consolidation, correlation and analysis. As of April 30, 2010, we have sold our products to more than 1,000 customers across a number of industries and government agencies in the United States and internationally, including companies in the Fortune Top 5 of the aerospace and defense, energy and utilities, financial services, food production and services, healthcare, high technology, insurance, media and entertainment, retail and telecommunications industries.

No customer accounted for more than 10% of our revenues in fiscal 2010, 2009 or 2008. Our top ten customers accounted for 22%, 23% and 26% of our product revenues during fiscal 2010, 2009 and 2008, respectively. See Note 9 of the notes to our Consolidated Financial Statements for a discussion of total revenues by geographical region for fiscal 2010, 2009 and 2008.

Our Strategy

Our objective is to be the leading provider of enterprise threat and risk management solutions that protect enterprises and government agencies. To achieve this goal, we plan to:

•	grow our customer base by further penetrating the Global 2000, expanding into new geographies and continuing to reach into the mid-market;

•	further penetrate our existing customers by expanding their use of our platform across the enterprise and extending their use of our products to new use cases;

•	extend and broaden our partner network, in particular with systems integrators, and continue to improve the effectiveness of our channel partners;

•	extend our expertise in security and compliance best practices and launch new and innovative applications that open up additional markets or address specific security and compliance needs and use cases;

•	continue to extend our value proposition to business use cases beyond traditional IT security and compliance, as with our recent IdentityView and FraudView products;

•	extend our product offerings so that they are available in the form factor desired by the customer, including both software and appliance versions.

Our Solutions and Products

The primary components of our enterprise threat and risk management platform are our SIEM products, ArcSight ESM and ArcSight Express, and our ArcSight Logger suite of log management products. These products collect streaming activity data from the devices, applications and other elements in an organization’s IT architecture, which we refer to as event sources, and consolidate and translate the streaming data into a common format. The formatted and categorized data is then processed by the correlation engine in ArcSight ESM and ArcSight Express, where complex algorithms determine if events taking place conform to normal patterns of behavior, established security policies and compliance regulations. That data is also stored in ArcSight Logger for compliance reporting and forensic analysis. A single device or application can generate thousands of events in a single day, most of which are low priority and typically provides information about a narrow aspect of the infrastructure or only a portion of the threat or compliance risk involved. Our SIEM products identify and prioritize high-risk activity and present a consolidated view of IT security threats, deviations in compliance controls threats to the business and in rich, graphical displays. In addition, through our log management products, we enable efficient and scalable collection, storage, analysis and reporting of terabytes of enterprise log data for compliance requirements or forensic analysis. Our customers enhance the value of other compliance and security products in their business and technology infrastructure by integrating them with our enterprise threat and risk monitoring platform. Key benefits of our solutions include:

•	Enterprise-Class Technology and Architecture. We design our solutions to serve the needs of the largest organizations, which typically have highly complex, geographically dispersed and heterogeneous business and technology infrastructures. We deliver enterprise-class solutions by providing interoperability, flexibility, scalability and efficient archiving.

•	Intelligent Correlation. Our correlation engine intelligently distills millions of events occurring daily into information that allows customers to identify, analyze, prioritize and respond to specific threats, compliance violations and other events of interest.

•	Comprehensive View. We have designed our architecture to allow it to be extended for collection, consolidation and correlation of information from any network-connected system, enabling customers to potentially address business risk and operational effectiveness beyond the security and compliance use cases to which our products have traditionally been applied.

•	Cost-Effective Consolidation and Storage. Our log management suite provides easy, scalable, cost-effective storage and enables customers to demonstrate the integrity and availability of log data both in transit and at rest, facilitating automated compliance reporting and reducing the cost of audits.

•	Reporting and Visualization. We present threat, compliance risk and other event information through a rich and intuitive graphical user interface, through which customers can view risk across their organization in a variety of ways, address internal and external compliance requirements and communicate the value and effectiveness of the organization’s security operations.

Customers can enhance these key benefits through deployment of one of our compliance applications, which are used in combination with our leading enterprise threat and risk management products to focus on security or particular compliance needs, ranging from SOX to Federal Information Security Management Act (FISMA) to PCI. For example, our compliance application for North American Electric Reliability Corporation (NERC) Critical Infrastructure Protection, or CIP, supports compliance with NERC CIP standards 002-009. We provide other compliance applications for industry regulations such as PCI DSS, and for governmental regulations such as HIPAA and Sarbanes-Oxley. Our family of leading security and compliance management products includes:

ArcSight ESM.  ArcSight ESM, our flagship product, is designed specifically to address the compliance, security and business risk concerns of large, geographically-distributed organizations with complex, heterogeneous IT environments. ArcSight ESM serves as a centralized system for understanding and managing risks across an organization’s entire business and technology infrastructure. The key elements within ArcSight ESM include:

•	ArcSight Manager. ArcSight Manager, available as software or as an appliance, manages event aggregation and storage, controls the various elements of our platform and provides the engine for high-speed real-time correlation and incident response workflow. ArcSight Manager comes with standard rules that address common compliance and security issues and business risks. It also provides an intuitive system that enables customers to write customized rules that apply an organization’s compliance and security policies into the real-time analytics of the correlation engine, as well as seamless integration with rules generated by our ArcSight Threat Detector product. ArcSight Manager enables real-time collaboration and case management among security analysts, to track risk-prioritized response and remediation. In addition, it provides case resolution metrics to demonstrate compliance and security process and control effectiveness. Our case management system also can integrate with third-party trouble ticketing systems, such as the Remedy Service desk system from BMC Software. Our architecture was designed to allow customers to scale from a single centralized deployment to a distributed, global deployment by deploying additional Managers that work in concert.

•	ArcSight Console, ArcSight Web and ArcSight Viewer. ArcSight Console is the primary user interface to interact with and control ArcSight ESM. Through its intuitive interface, the Console provides administrators, analysts and operators with graphical data summaries and an intuitive interface to perform tasks ranging from real-time monitoring and analysis to incident investigation and response to system administration and authoring of new content. The Console is highly configurable to reflect individual customer environments and can display threat and risk information in a wide variety of formats including by geography, by division or line of business, by type of threat, and by compliance or policy initiative. With ArcSight Console, customers can run a wide variety of reports to answer internal and external compliance audits and communicate the value and effectiveness of the organization’s security operations. We also provide an authoring system that customers can use to create new reports to meet their specific business needs. ArcSight ESM contains hundreds of standard report templates that immediately address common compliance, security and business risk reporting requirements. To facilitate remote access for IT administrators as well as provide a portal for line-of-business viewing of status summaries and scheduled reports, our ArcSight Web product provides browser-based access to all Console functions and content, except administration and authoring, and our ArcSight Viewer product provides browser-based read-only access to all Console content.

ArcSight Logger.  ArcSight Logger, our suite of log management products, enables organizations to collect and store event data in support of security and compliance requirements. It is available in a variety of feature sets and capacities either as software or one or more appliances. ArcSight Logger provides customers with an easily searchable log data repository, together with reporting capabilities, that can be leveraged across networking, security and IT operations teams. As with ArcSight ESM, ArcSight Logger provides administrators, analysts and operators with graphical data summaries and an intuitive interface to perform search, reporting and management tasks. Access controls and intelligent search technology enable customers to interact with historical raw event data for insight into specific events. ArcSight Logger currently captures raw logs at sustained rates of up to 100,000 events per second per appliance and provides approximately 10:1 compression capability for event data, storing 40 terabytes or more of data on a single appliance. ArcSight Logger software can be deployed on multiple servers, or multiple appliances can be deployed, to linearly scale both storage and performance. Large organizations with multiple administrative domains or managed security service providers can choose to deploy multiple ArcSight Logger installations or appliances in a hierarchical or peer-to-peer manner to extend capacity and performance as needed. Because multiple ArcSight Logger instances operate as an array, a comprehensive view into enterprise-wide log data remains available. ArcSight Logger can flexibly and selectively forward security events to ArcSight ESM for real-time, cross-device correlation, visualization and threat detection. In turn, ArcSight ESM can send correlated alerts back to ArcSight Logger for archiving and subsequent retrieval.

ArcSight Express.  ArcSight Express is a set of SIEM and log management appliances designed for smaller organizations with fewer resources for managing a network security and compliance program. ArcSight Express includes many of the same correlation functions as ArcSight ESM, and many of the same log management functions of ArcSight Logger. These are presented in a simplified, pre-configured appliance solution, at different price points aimed at organizations of different size and needs. ArcSight Express includes pre-built rules, reports, and dashboards for monitoring network security, user activity and regulatory compliance.

ArcSight Connectors.  Connectors collect event data streams from sources across an organization’s business and technology infrastructure and feed that event data to our ESM, ArcSight Logger, ArcSight Express and ArcSight FraudView products. Our connectors are available as software or appliances, which available in a range of feature sets and throughput capacities. These connectors implement extensive normalization and categorization capabilities to restructure event data into a common taxonomy so events from hundreds of different sources can be compared meaningfully and queried systematically irrespective of which device is reporting the information. The normalized event data stream is then intelligently aggregated and compressed to eliminate irrelevant and duplicate messages and reduce bandwidth and storage consumption. Our SmartConnectors receive and translate event data streams from over 300 different devices and applications from more than 100 vendors and in more than 36 different solution categories. Further, using our FlexConnector toolkit, our customers can create custom connectors tailored to their environment, such as for new products, proprietary applications and mainframe and other legacy systems. Our connectors can be deployed on intermediate collection points, such as third-party management consoles, where available, avoiding the requirement to provision our connectors directly onto end devices.

ArcSight EnterpriseView Applications.  Our EnterpriseView family of applications apply our threat and risk detection technologies to address areas beyond traditional security and compliance matters.

•	ArcSight IdentityView. ArcSight IdentityView is a software application that enables customers to detect increased risk from activities performed by employees, contractors and other users of internal corporate systems. It allows enterprise customers to address insider threat and fraud risks as well as compliance and audit needs. IdentityView includes specialized connectors to leading identity and access management, or IAM, systems and directories and pre-built capabilities for correlating multiple user accounts to a single identity. From that, pre-built or user-defined rules for fraud detection and unauthorized actions analyze this information to determine if the user is performing unauthorized activities. The pre-packaged reports and dashboards include access rights and group membership analysis, user risk analysis by department or job function and comprehensive activity reporting for any user over any time period. IdentityView also utilizes the technology underlying our ArcSight Threat Detector module to automatically create new risk profiles employing IAM information.

•	ArcSight FraudView. The ArcSight FraudView appliance enables our financial services customers to detect and prevent or mitigate online fraud by evaluating and scoring financial transactions in real-time (rather than simply performing after the fact forensic analysis). It evaluates risk factors related to the type of transaction, the account involved, the destination and the device involved to address account takeover, fraudulent transaction initiation and false account creation. That helps reduce the financial institution’s penalty fees, revenue loss and operating expenses. ArcSight FraudView correlates activity across multiple financial transaction channels to detect sophisticated fraud schemes that span online, ATM, telephone and branch activity, as well as correlating and adjusting risk profiles over time. ArcSight FraudView can aggregate information from a variety of risk and fraud scoring products already available to a financial firm, such as a blacklist feed, to create a single, high-level risk score of any transaction, as it occurs. As a result, banks can better leverage their investments in legacy fraud detection technologies. The pre-packaged reports and dashboards include automatic watchlist and case creation, as well as analyst desktop tools that facilitate incident investigation and annotation, case management, notification and response. ArcSight FraudView also utilizes the technology underlying our ArcSight Threat Detector module to automatically update or create new risk profiles and rules and to enable multi-path detection.

ArcSight Compliance Applications.  We offer pre-packaged add-on applications that enable our ESM, ArcSight Logger and ArcSight Express products to provide technical-and business-level checks on corporate compliance with regulatory and policy requirements for perimeter security, protection of key business processes, threat management and incident response. These applications comprise relevant rules and reports to accelerate implementation by our customers, and can be customized or extended by the customer. These tailored monitoring, assesments and reporting packages address specific security, regulatory or policy concerns, including IT governance, SOX and the Japanese analogue of Sarbanes-Oxley (J-SOX), FISMA, PCI, NERC CIP standards 002-009, Gramm-Leach-Bliley Act (GLBA), Health Insurance Portability and Accountability Act (HIPAA), Basel II Framework, International Standardization Organization/International Electrotechnical Commission (ISO/IEC 27002:2005) and National Institute of Standards and Technology (NIST 800-53) compliance.

ArcSight Threat Detector.  Our ArcSight Threat Detector software is a powerful complement to our correlation engine. It is an advanced pattern identification engine that retrospectively examines large amounts of security events previously collected and processed by ArcSight ESM or ArcSight Express to discover patterns of activity that may be characteristic of threats, such as emerging worms, new worm variants, self-concealing malware, and low profile, slowly developing attacks. ArcSight Threat Detector proactively alerts the security operations analyst about existing or emerging patterns that are not comprehended by any rules in our correlation engine, and provides the customer the option to classify the patterns and also to optionally or automatically generate new rules for our SIEM products that will detect and respond to similar threatening patterns in the future.

ArcSight Interactive Discovery  Our ArcSight Interactive Discovery visualization software helps IT security professionals pan, zoom and switch perspectives across complex technical data to perform in-depth analysis of security data as well as featuring visuals and drill-down capabilities that enable non-technical employees to see relevant threat information in a non-technical format.

ArcSight TRM (Threat Response Manager).  ArcSight TRM is an appliance that enables customers to quickly and precisely reconfigure network control devices to remediate security, compliance and business risks, consistent with an organization’s policy directives. ArcSight TRM profiles a network’s topology through communication with devices without the need to install a software agent on the device. Through advanced algorithms, it can identify the exact location of any node (wireless, wired or VPN) on the network, analyze, recommend and, at the customer’s option, execute specific, policy-based actions in response to a threat, attack or other out-of-policy situation. ArcSight TRM can block, quarantine or filter undesirable users and systems at the individual port level. ArcSight TRM integrates seamlessly with ArcSight ESM or ArcSight Express to accelerate incident response by facilitating the coordination between the security and networking groups, thus improving the effectiveness of the response and acute remediation function.

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

Maintenance and Professional Services

We offer a range of services in connection with or after a sale occurs, principally installation and implementation, project planning, advice on business use cases and training services that complement our product offerings. Initial implementation of ArcSight ESM is typically accomplished within two to four weeks, and we expect an implementation of ArcSight FraudView to take approximately four to twelve weeks, while our ArcSight Logger, ArcSight Express and other appliance products are typically implemented in a matter of days. On an ongoing basis, we offer consulting services and training related to application of our enterprise threat and risk management platform to address additional or customer-specific security and compliance issues and business risks.

For large enterprise customers, for which design, staffing and operation of a security operations center, or SOC, is not a part of their core IT expertise, we offer turnkey SOC service engagements through which we and our partners provide these functions and customize them for the customer. SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We intend to partner with larger system integrators to provide a substantial portion of the personnel used to provide SOC services.

Following deployment, our technical support organization provides ongoing maintenance for our products. We provide standard and, for customers that require 24-hour coverage seven days a week, premium tiers of maintenance and support, which include telephone- and web-based technical support and updates, if and when available, to our products during the period of coverage. Our three major support centers are located in Hong Kong, London and Cupertino, California. In addition, we sell an enhanced maintenance service that provides security content updates for our SIEM products and extended hardware maintenance for our appliance products. These content updates reflect emerging threats and risks in the form of signature categorization, vulnerability mapping and knowledge base articles on an ongoing basis.

Research and Development

Building on our history of innovation, we believe that continued and timely development of new products and enhancements to our existing products are necessary to maintain our competitive position. Accordingly, we have invested, and intend to continue to invest, significant time and resources in our research and development activities to extend our technology leadership. At present, our research and development efforts are focused on improving and broadening the capabilities of each of our major product lines and developing additional products. We work closely with our customers, as well as technology partners, to understand their emerging requirements and use cases for our products. As of April 30, 2010, our research and development team had 134 employees. Our research and development expenses were $26.3 million, $22.5 million and $19.8 million during fiscal 2010, 2009 and 2008, respectively.

Sales and Marketing

We market and sell our products through our direct sales organization and indirectly through resellers and systems integrators. Historically, the majority of our domestic sales are made through our direct sales organization, while international sales have primarily been made through our resellers and other channel partners, while sales to U.S. federal government customers are often through our direct sales organization, resellers and systems integrators. Additionally, a small but growing percentage of sales transactions involving our appliance products are completed without any involvement from ArcSight. We structure our sales organization by function, including direct and channel sales, strategic accounts, technical pre-sales, customer and sales operations, and by region, including Americas, U.S. Federal, Europe, Middle East and Africa, or EMEA, Asia Pacific, or APAC, and Japan. As of April 30, 2010, we had 177 employees in our sales and marketing organizations.

The selling process for our products follows a typical enterprise software sales cycle. It generally involves one or more of our direct sales representatives, even when a channel partner is involved. The sales cycle for an initial sale normally takes from three to six months, but can extend to more than a year for some sales of ArcSight ESM, from the time of initial prospect qualification to consummation, and typically includes product demonstrations and proof of concepts. We deploy a combination of field account management supported by technical pre-sales specialists to manage the activities from qualification through close. After initial deployment, our sales personnel focus on ongoing account management and follow-on sales. To assist our customers with reaching their business and technical goals for their implementations of our products, our Global Services Organization meets with customers to determine their success criteria and to help formulate both short- and long-term plans for their deployments of our products. We also have assigned specific sales personnel to our larger, more diverse and often global customers in order to understand their individual needs and increase customer satisfaction.

We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet IT needs, and we use resellers to augment our internal resources in international markets and, to a lesser but increasing extent, domestically. Our agreements with our channel partners are generally non-exclusive. Historically, we used our channel partners to support direct sales of our enterprise threat and risk management platform products. Sometimes we are required by our U.S. government customers to utilize particular resellers. We anticipate that we will derive a significant portion of our ArcSight Express sales through channel partners. We also anticipate that we will derive a substantial portion of our ArcSight Logger product sales to the mid-market through channel partners. We are currently engaged in a program to increase the effectiveness of our channel partners, while continuing to broaden our channel program, but with a decreased emphasis on adding new channel partners. In part to address the mid-market, we created a dedicated channel team in each of our geographic regions responsible for recruiting, managing and supporting our channel partners and for developing channel partners that will operate more independently.

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

Competition

We offer a range of enterprise threat and risk management products ranging from our SIEM and log management products to our related connector and response products and complementary solution software and packages. Our products address traditional security and compliance concerns, as well as a range of other risks that businesses face. We believe that there are three primary sources of competition or potential competition for our products and related professional services: custom internal efforts; specialized startup companies; and large software companies.

A significant source of competition is represented by the custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats and satisfy compliance requirements. We believe that, over the last several years, a declining portion of potential customers are undertaking such customer efforts, and expect that trend to continue. In addition, some organizations have outsourced these functions to managed security services providers.

For customers that choose to purchase a commercial product rather than developing their own solution, a significant number of specialized, privately-held companies, such as LogLogic, netForensics, NitroSecurity, Q1 Labs and SenSage, have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. This includes companies with log management products that are adding SIEM functionality to their offerings and SIEM companies adding some form of log management product to their offerings, as the two fields converge. These specialized, privately-held companies primarily target their offerings at mid-market and smaller companies. In addition, specialized, privately-held companies competing with us may price their products more competitively than ours, or have an entirely different pricing or distribution model, such as making introductory versions with limited functionality available as freeware products. Further, specialized, privately-held companies have sometimes chosen, and in the future may choose, to partner with larger security-focused software vendors or large diversified enterprise software and hardware vendors to market and sell their competitive products. Partnerships such as these enable specialized, privately-held companies the ability to scale, and allows larger companies the ability to offer product suites that directly compete with ours, enabling both a competitive advantage over us that would otherwise be unavailable to them.

We also continue to experience competition with several larger security-focused software vendors that offer functionality such as ours, primarily SIEM, as a component of suites of products that include software applications for security and compliance and enterprise management, and in some cases as a point solution. Further, as the market for our enterprise threat and risk management platform continues to grow, we expect that large diversified enterprise software and hardware vendors may seek to enter this market, either by way of the organic development of a competing product line or through the acquisition of a competitor. Larger software vendors that are current or potential competitors include EMC, IBM, Novell and Symantec. Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings.

We have emerged as a leader in our market by competing successfully against both small and large companies. If our target market continues to grow small, highly specialized competitors may continue to emerge, and large software vendors may continue to add to integrate or bundle their array of security or software products with their other product offerings.

Mergers, acquisitions or consolidations by and among actual and potential competitors present heightened competitive challenges to our business. The consolidation in our industry increases the likelihood of competition based on integration or bundling, particularly where competitors’ products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with the large system integrators that provide broad ranging products for these governmental and civilian customers.

For our ESM product, we believe that we compete principally at the large enterprise level on the basis of functionality, analytical capability, scalability, interoperability with other components of the network and business infrastructure, and customers’ ability to successfully and rapidly deploy the product. We believe that we compete favorably with our existing competitors with respect to these factors. At the mid-market, where customers do not require the full range of features and functionality available in our ESM product, we compete with our ArcSight Express product. In this segment of the market potential customers may elect to purchase a less feature-rich product, and a number of specialized, privately-held companies are pursuing that portion of the market with lower priced products with fewer features. We have designed our ArcSight Express offering to compete favorably with our existing competitors on the factors that are important in this market.

The market for our ArcSight Logger products is also competitive, particularly when sold separately from a SIEM product. We continue to believe that success in this market depends on our ability to continue working more effectively with channel partners. We may be at a disadvantage in dealing with channel partners, who also may have relationships with large competitors that offer a wide variety of products.

The primary competitive factors for our appliance products are functionality, price, scalability, interoperability with other components of the network and customers’ ability to successfully and rapidly deploy the product. We believe that we currently compete favorably with respect to these factors.

Increased competition could result in fewer customer orders, price reductions, reduced gross margins and loss of market share. Many of our existing and potential competitors, particularly larger companies, enjoy substantial competitive advantages, such as wider geographic presence, access to larger customer bases and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products, and substantially greater financial, technical and other resources. As a result, they may be able to adapt more quickly and effectively to new or emerging technologies and changing opportunities, standards or customer requirements. In addition, large competitors, such as integrated software companies and diversified, global hardware vendors, may regularly sell enterprise-wide and other large software applications, or large amounts of infrastructure hardware, to, and may have more extensive relationships within, large enterprises and government agencies worldwide, which may provide them with an important advantage in competing for business with those potential customers.

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

Patents and Patent Applications.  We have twelve issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. We expect to file additional patent applications from time to time. Our issued patents expire between 2024 and 2028. We do not know whether any of our outstanding patent applications will result in the issuance of a patent, and even if additional patents are ultimately issued, the examination process may require us to narrow our claims. Our issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Oracle License Agreement.  We license database software from Oracle that we integrate with our SIEM products. Our agreement with Oracle, which runs through May 2011, permits us to distribute Oracle database software embedded in our SIEM products for customers who may not have already acquired their own Oracle licenses. Under this agreement, we have agreed to make third-party royalty payments totaling $4.8 million over the term of the license.

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

Employees

As of April 30, 2010, we had a total of 512 employees, consisting of 177 employees in sales and marketing, 134 employees in research and development, 86 employees in professional services, 48 employees in support and 67 employees in general and administrative functions. A total of 79 employees are located outside the United States. None of our employees is represented by a union or covered by a collective bargaining agreement. We consider our employee relations to be good and have never experienced a work stoppage.

Corporate History and Information

We were incorporated in Delaware on May 3, 2000 as Wahoo Technologies, Inc. On March 30, 2001, we changed our name to ArcSight, Inc. Our principal executive offices are located at 5 Results Way, Cupertino, California 95014, and our telephone number is (408) 864-2600. We launched our first product in January 2002, and made our first product sale in June 2002. Our revenues have grown from $0.2 million in fiscal 2002 and $32.8 million in fiscal 2005 to $181.4 million in the fiscal 2010. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We completed our initial public offering, or IPO, in February 2008.

We believe that our product revenue has been somewhat seasonal historically, increasing in each quarter through the fiscal year, but with the first quarter of our fiscal year typically having relatively lower product revenue compared to the fourth fiscal quarter. However, we believe that there are significant seasonal factors that may cause the second and fourth quarters of our fiscal year to have relatively higher product revenue (with the first and third fiscal quarters each potentially having lower revenue than the immediately preceding fiscal quarter), and that our rapid historical growth and the required timing of new compliance mandates may have overshadowed the nature or magnitude of seasonal or cyclical factors that might have influenced our business to date. See the discussion of seasonality under “Sources of Revenues, Cost of Revenues and Operating Expenses — Product Revenues” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more complete description of the factors contributing to seasonal variation in our business.

“ArcSight” and the ArcSight logo are registered trademarks of ArcSight in the United States and in some other countries. Where not registered, these marks and “ArcSight Console,” “ArcSight Express,” “ArcSight Manager,” “ArcSight Web,” “ArcSight EnterpriseView,” “FlexConnector,” “ArcSight FraudView,” “ArcSight IdentityView,” “ArcSight Logger,” “ArcSight NCM,” “SmartConnector,” “ArcSight TRM,” “ArcSight Viewer,” “ArcSight Interactive Discovery,” “ArcSight ESM” and “ArcSight Threat Detector” are trademarks of ArcSight.

Available Information

Our Internet address is www.arcsight.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants, such as ArcSight, that file electronically with the SEC. The address of the website is www.sec.gov. In addition, you may read and copy any filing that we make with the SEC at the public reference room maintained by the SEC, located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.

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

In addition to other risk factors listed in this section, factors that may affect our operating results include:

•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	the timing of satisfying revenue recognition criteria, including, for example, establishing (1) vendor-specific objective evidence of fair value, or VSOE, for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period, and (2) sufficient history with respect to our newly introduced appliance licensing model such that revenue recognition criteria would be met on shipment of our appliances, rather than delaying revenue recognition until payment for these transactions which we will be required to do until such history is established;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as the impact of the continuing instability in global and U.S. economic and financial market conditions, including the recent instability in Europe; and

•	the impact of Accounting Standards Codification, or ASC, Topic ASC 740-10, Accounting for Uncertainty in Income Taxes, which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.

Our sales cycle is long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenues are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our operating results may fluctuate, in part, because of the intensive nature of our sales efforts, the length and variability of the sales cycle of our ESM products and the short-term difficulty in adjusting our operating expenses. Because decisions to purchase products such as our ESM products involve significant capital commitments by customers, potential customers generally have our products evaluated at multiple levels within an organization, each often having specific and conflicting requirements. Enterprise customers make product purchasing decisions based in part on factors not directly related to the features of the products, including but not limited to the customers’ projections of business growth, uncertainty regarding economic conditions, capital budgets and anticipated cost savings from implementation of the software. As a result of these factors, selling our products often requires an extensive effort throughout a customer’s organization. The continuing instability in global and U.S. economic and financial market conditions has increased the duration of our sales cycle and requires greater intensity of our sales efforts as customers review their spending decisions. In addition, we have less experience with sales of ArcSight Express and some of our other appliance products. As a result, the sales cycle for these products may be lengthy or may vary significantly. Our sales efforts involve educating our customers, who are often relatively unfamiliar with our products and their technical capabilities, as well as the value of our products, including the potential cost savings to the organization that our products may generate. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales.

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

We derive a portion of our revenues from sales of our products and related services through channel partners, such as resellers and systems integrators. In particular, systems integrators are an important source of sales leads for us in the U.S. public sector, as government agencies often rely on them to meet information technology, or IT, needs. We also use resellers to augment our internal resources in international markets and domestically. We may be required by our U.S. government customers to utilize particular resellers that may not meet our criteria for creditworthiness, and revenues from those resellers may not be recognizable until receipt of payment. We have derived, and anticipate that in the future we will continue to derive, a substantial portion of the sales of ArcSight Logger and other appliance products through channel partners, including parties with which we have not yet developed relationships. We expect that channel sales will represent a substantial portion of our revenues for the foreseeable future. In order to scale our channel program to support growth in our business, it is important that we continue to help our partners enhance their ability to independently sell and deploy our products. We may be unable to continue to successfully expand and improve the effectiveness of our channel sales program. If we do not successfully execute our strategy to increase channel sales, particularly to further develop relationships with systems integrators to facilitate sales to large enterprises and agencies of the U.S. government, penetrate the mid-market and sell our appliance products, our growth prospects may be materially and adversely affected.

Our agreements with our channel partners are generally non-exclusive and many of our channel partners have more established relationships with our competitors. If our channel partners do not effectively market and sell our products, if they choose to place greater emphasis on products of their own or those offered by our competitors, or if they fail to meet the needs of our customers, our ability to grow our business and sell our products may be adversely affected. Similarly, the loss of a substantial number of our channel partners, who may cease marketing our products and services with limited or no notice and with little or no penalty, and our possible inability to replace them, the failure to recruit additional channel partners, or any reduction or delay in their sales of our products and services or conflicts between channel sales and our direct sales and marketing activities could materially and adversely affect our results of operations. In addition, increases in the proportion of our revenues attributable to sales by channel partners, which are more likely than direct sales to involve collectability concerns at the time of contract execution and product delivery, in particular with channel partners in developing markets, may cause our operating results to fluctuate from period to period.

We operate in an evolving market that has not yet reached widespread adoption and have a history of losses, and we may not be profitable in the future.

We launched our ESM products in January 2002 and our first ArcSight Logger product in December 2006. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $28.4 million and $9.9 million for the fiscal years ended April 30, 2010 and April 30, 2009, respectively, we have a history of losses from operations, incurring losses from operations of $1.4 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of April 30, 2010, our accumulated deficit was $8.4 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand and improve the effectiveness of our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we may not continue to be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.

If we are unable to successfully develop and market new products, make enhancements to our existing products or expand our offerings into new markets, our business may not grow and our operating results may suffer.

We introduced our most recent ArcSight ESM product in June 2010 and we are currently developing new versions of this product and our Logger product, as well as developing new products in our ETRM platform and new complementary products. Our growth strategy and future financial performance will depend, in part, on our ability to market and sell these products and to diversify our offerings by successfully developing, timely introducing and gaining customer acceptance of new products.

The software in our products, particularly our ArcSight ESM and ArcSight Express products, is especially complex because it must recognize, effectively interact with and manage a wide variety of devices and applications, and identify and respond to new and increasingly sophisticated security threats and other risks, while not impeding the high network performance demanded by our customers. The typical development cycle for a patch to our ESM software is one to three months, a service pack is usually four to six months and a new version or major sub-version is generally 12 to 18 months, and are released when and if available. Customers and industry analysts expect speedy introduction of software to respond to new threats and risks and to add new functionality, and we may be unable to meet these expectations. Since developing new products or new versions of, or add-ons to, existing products is complex, the timetable for their commercial release is difficult to predict and may vary from our historical experience, which could result in delays in their introduction from anticipated or announced release dates. We may not offer updates as rapidly as new threats affect our customers. If we do not quickly respond to the rapidly changing and rigorous needs of our customers by developing and introducing on a timely basis new and effective products, upgrades and services that can respond adequately to new security threats, our competitive position, business and growth prospects will be harmed.

Diversifying our product offerings and expanding into new markets will require significant investment and planning, will bring us more directly into competition with software providers that may be better established or have greater resources than we do, will require additional investment of time and resources in the development and training of our channel and strategic partners and will entail significant risk of failure. Sales of our ArcSight Logger and ArcSight Express products and other products that we may develop and market may reduce revenues of our flagship ESM product and our overall margin by offering a subset of features or capabilities of our flagship ESM product at a reduced price with a lower gross margin. If the average selling price for orders of such alternate products is lower, we may need to sell to a larger number of customers to achieve equivalent revenues, potentially incurring increased sales, marketing and general and administrative expenses in support of those sales. Moreover, increased emphasis on the sale of our appliance products, add-on products or new product lines could distract us from sales of our core ArcSight ESM offering, negatively affecting our overall sales. If we fail or delay in diversifying our existing offerings or expanding into new markets, or we are unsuccessful competing in these new markets, our business, operating results and prospects may suffer.

Our business depends, in part, on sales to the public sector, and significant changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the fiscal years ended April 30, 2010, 2009 and 2008, we derived 32%, 22% and 20% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:

•	changes in fiscal or contracting policies or decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	changes in political or social attitudes with respect to security issues; and

•	potential delays or changes in the government appropriations process, including actions such as spending freezes implemented to address political or fiscal policy concerns,

could cause governments and governmental agencies to delay or refrain from purchasing the products and services that we offer in the future or otherwise have an adverse effect on our business, financial condition and results of operations.

We face intense competition in our market, including with larger, better-known companies, and we may be unable to simultaneously compete effectively for enterprise threat and risk management opportunities at both the large enterprise level and for smaller mid-size customers.

The market for enterprise threat and risk management products is intensely competitive, and we expect competition to increase in the future. We believe that there are three primary sources of competition or potential competition for our products and related professional services:

•	custom internal efforts;

•	specialized startup companies; and

•	large software companies.

A significant source of competition, is represented by custom efforts undertaken by potential customers to analyze and manage the information produced from their existing devices and applications to identify and remediate threats and satisfy compliance requirements. While we believe that over the last several years a declining portion of potential customers are undertaking such custom efforts, that apparent trend may not continue. In addition, some organizations have outsourced these functions to managed security services providers.

For customers that choose to purchase a commercial product rather than developing their own solution, a significant number of specialized, privately-held companies, such as LogLogic, netForensics, NitroSecurity, Q1 Labs and SenSage, have developed, or are developing, products that currently, or in the future are likely to, compete with some or all of our products. This includes companies with log management products that are adding SIEM functionality to their offerings and SIEM companies adding some form of log management product to their offerings, as the two fields converge.

We also continue to experience competition from several larger security-focused software vendors, such as EMC, that offer functionality such as ours, primarily SIEM, as a component of suites of products that include software applications for security and compliance and enterprise management, and in some cases as a point solution. Further, as the market for our enterprise threat and risk management platform continues to grow, we expect that large diversified enterprise software and hardware vendors may seek to enter this market, either by way of the organic development of a competing product line or through the acquisition of a competitor. Competitors that offer a large array of security or software products may be able to offer products or functionality similar to ours at a more attractive price than we can by integrating or bundling them with their other product offerings.

We anticipate that mergers, acquisitions or consolidations by and among actual and potential competitors will continue to accelerate. For example, in the last five years, IBM has acquired Internet Security Systems, Inc., Micromuse and Consul, Novell acquired e-Security, EMC acquired Network Intelligence and recently announced an agreement to acquire Archer Technologies and TrustWave acquired Intellitactics. Acquisitions such as these present heightened competitive challenges to our business. The consolidation in our industry increases the likelihood of competition based on integration or bundling, particularly where their products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with the large system integrators that provide broad ranging products and services for these governmental and civilian customers.

A number of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with distribution partners;

•	access to larger customer bases;

•	greater customer support;

•	greater resources to make acquisitions;

•	wider geographic presence;

•	lower labor and development costs; and

•	substantially greater financial, technical and other resources.

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

We may not compete successfully against our current or potential competitors. Companies competing with us may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented. In addition, companies competing with us may price their products more competitively than ours, or have an entirely different pricing or distribution model, such as making introductory versions with limited functionality available as freeware products. Further, wide adoption of our Common Event Format, which we are promoting as a standard for event logs generated by security and other products, may facilitate development by our competitors and potential competitors.

Increased competition could result in fewer customer orders, price reductions, reduced operating margins and loss of market share. Our larger competitors and potential competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications or geographic presence, or to provide customers a broader range of services and products and price. In addition, large competitors may have more extensive relationships within large enterprises, the federal government or foreign governments, which relationships may provide them with an advantage in competing for business with those potential customers. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that we will be able to compete successfully in the future.

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

If we are unable to maintain and further develop our relationships with our existing customers, our operating results may decline.

In recent years, the majority of our product revenues has come from sales to existing customers. Many customers make an initial purchase from us and then decide to use our products with respect to a larger portion of their business and technology infrastructure or buy additional complementary products from us. Part of our strategy is to further penetrate our existing customers by expanding their use of our platform across the enterprise and extending their use of our products to new use cases. We may not be effective in executing this or any other aspect of our growth strategy. Our revenue could decline if our current customers do not continue to purchase additional products and services from us, or make follow-on purchases at lower than historical levels.

If we are not able to maintain and enhance our brand, our business and operating results may be harmed.

We believe that maintaining and enhancing our brand identity is critical to our relationships with, and to our ability to attract, new customers and partners. The successful promotion of our brand will depend largely upon our marketing and public relations efforts, our ability to continue to offer high-quality products and services, and our ability to successfully differentiate our products and services from those of our competitors, especially to the extent that our competitors integrate or bundle competitive offerings with a broader array of products and services that they may offer. Our brand promotion activities may not be successful or yield increased revenues. In addition, extension of our brand to products and uses different from our traditional products and services may dilute our brand, particularly if we fail to maintain the quality of our products and services in these new areas. Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new markets and as more sales are through our channel partners. To the extent that these activities yield increased revenues, these revenues may not offset the expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and channel partners, all of which would harm our business, operating results and financial condition.

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

Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes. If we fail to accurately predict demand and as a result our manufacturers maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. Because our channel partners do not purchase our products in advance of customer orders, we may face additional difficulty in accurately forecasting demand for our hardware products. This difficulty in forecasting could increase as the number of sales transactions that do not directly involve our sales force increases, which is one of the goals of our channel program, since we have limited historical experience upon which to base forecasts for these types of sales transactions. Further, as the size of individual orders increases, we may be unable to cause delivery of unforecasted orders, particularly near the end of quarterly periods. In addition, we primarily use one source for the manufacture and fulfillment of our appliance products and if this equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, if it is no longer financially viable or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period. Disruptions in the manufacture and fulfillment of our products could damage our reputation and relationships with our customers and result in revenue declines and a negative effect on our growth prospects. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. If we are unable to successfully perform these functions or maintain a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed. In addition, the process of obtaining additional or alternative capacity with a different contract manufacturer would likely result in an increase of cost of goods sold, which could negatively impact our financial performance if we are unable to offset such increases with increases in the prices we charge our customers.

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

Our ESM products are complex and are deployed in a wide variety of network environments. The proper use of our products, particularly our ESM products, requires training of the end user. If our products are not used correctly or as intended, inadequate performance may result. For example, among other things, deployment of our ESM products requires categorization of IT assets and assignment of business or criticality values for each, selection or configuration of one of our pre-packaged rule sets, user interfaces and network utilization parameters, and deployment of connectors for the various devices and applications from which event data are to be collected. Our customers or our professional services personnel may incorrectly implement or use our products. Our products may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our products. Similarly, our ArcSight Express and Logger products, while less complex than our ESM products, are often distributed through channel partners and sold to customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal installation. This may result in performance that is less than the level anticipated by the end user. Because our customers rely on our product, service and maintenance offerings to manage a wide range of sensitive security, network and compliance functions, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, our failure to properly provide consulting and implementation services and maintenance to our customers or our failure to properly provide services for customer SOCs, may result in negative publicity or legal claims against us. For example, as we continue to expand our provision of SOC services, any failure by us to properly provide these high profile services will likely result in lost opportunities for follow-on sales of our software and appliance products in addition to loss of any opportunity to renew the SOC services arrangement.

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

A key feature of ArcSight ESM is that it provides out-of-the-box support for many third-party devices and applications that the customer may use in its business and technology infrastructure. To provide effective interoperability, we work with individual product vendors to develop our SmartConnectors, which allow our ArcSight ESM, ArcSight Logger and ArcSight Express products to interface with third party products. In addition, we are promoting the adoption of our Common Event Format as a standard way to format system log events. Some of these technology partners are current or potential competitors of ours. If we are unable to develop and maintain effective relationships with a wide variety of technology partners, if companies adopt more restrictive policies with respect to, or impose unfavorable terms and conditions on, access to their products, or if our Common Event Format is not widely adopted, we may not be able to continue to provide our customers with a high degree of interoperability with their existing IT and business infrastructure, which could reduce our sales and adversely affect our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

In the fiscal years ended April 30, 2010, 2009 and 2008, we derived 29%, 27% and 33% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Austria, Brazil, Canada, China, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Poland, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:

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

As we operate and sell internationally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations, deal with and make sales to governmental or quasi-governmental customers in countries known to experience corruption, particularly certain emerging countries in East Asia, Eastern Europe, the Middle East, Russia and South America. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or channel partners that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants, sales agents and channel partners. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or channel partners may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 335 employees as of April 30, 2008 to 400 employees as of April 30, 2009, and then to 512 employees as of April 30, 2010. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Certain of our products are distributed with software licensed under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license these modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain provisions of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our products. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our products, to release proprietary source code, to discontinue the sale of our products in the event re-engineering could not be accomplished on a timely basis or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and channel partners include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. The term of these indemnity provisions is generally perpetual after execution of the corresponding product sale agreement. Large indemnity payments could harm our business, operating results and financial condition.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. As part of this effort, we have licensed, and our currently in the process of implementing, a new company-wide integrated enterprise resource planning, or ERP, system to handle our various business, operating and financial processes. The implementation of the ERP system is an extremely complex and time-consuming project. Any failure to properly implement, or the delay in the implementation of, the new ERP system could have an adverse impact on our operating results.

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

We may become a party to litigation that may negatively affect our business results of operations or financial condition.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment litigation. Such matters can be expensive and disruptive to normal business operations. In addition, the outcome of litigation is highly uncertain and an unfavorable outcome in such litigation could have a negative effect on our business, results of operations or financial condition.

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

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	currently only our president and chief executive officer, our lead independent director or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

In addition, as of July 1, 2010 our directors and executive officers, together with their affiliates, beneficially own in the aggregate 20.1% of our outstanding common stock (including options exercisable by those holders within 60 days of that date). Further, holders that together with their affiliates, hold 5% or more of our outstanding common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 20.1% of our outstanding common stock as of July 1, 2010. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and research and development facilities occupy approximately 116,000 square feet in Cupertino, California under a lease that expires on May 31, 2017. In addition to our principal office space in Cupertino, we lease facilities for use as sales and local support offices in various cities in the United States and internationally. We believe our facilities are adequate for our needs for at least the next 12 months. We also anticipate that suitable additional or alternative space will be reasonably available to accommodate foreseeable expansion of our operations.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “ARST” since our IPO in February 2008. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on The NASDAQ Global Market.

Fiscal 2009	High	Low

First Quarter	$11.74	$7.19
Second Quarter	13.00	5.25
Third Quarter	10.00	4.17
Fourth Quarter	16.10	7.70

Fiscal 2010	High	Low

First Quarter	$20.80	$13.52
Second Quarter	25.99	16.90
Third Quarter	29.24	22.15
Fourth Quarter	29.33	22.58

Fiscal 2011	High	Low

First Quarter (through July 6, 2010)	$25.77	$17.51

Stockholders

As of July 1, 2010, we had approximately 41 record holders of our common stock.

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

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
Among ArcSight, Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*	$100 invested on 2/14/08 in stock or 1/31/08 in index, including reinvestment of dividents. Fiscal year ending April 30.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of April 30, 2010. All outstanding awards relate to our common stock.

	(a) Number of		(c) Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	(b) Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights(1)	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	6,734,350	$10.41	4,222,243
Equity compensation plans not approved by security holders	—	—	—
Total	6,734,350	$10.41	4,222,243

(1)	Prior to our IPO, we issued securities under our 2002 Stock Plan, as amended, and our 2000 Stock Incentive Plan. Following our IPO, we issued securities under our 2007 Equity Incentive Plan (“2007 Plan”) and our 2007 Employee Stock Purchase Plan (“ESPP”).

Under the 2007 Plan we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards. The 2007 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each year from 2009 through 2012 by an amount equal to 4% of our shares outstanding on the immediately preceding December 31, unless our board of directors, in its discretion, determines to make a smaller increase. It is the policy of our board of directors that non-employee directors are granted options to purchase 25,000 shares of common stock under the 2007 Plan upon initial election or appointment to the board. Similarly, on the date of the first board meeting following each annual stockholder meeting each non-employee director will automatically be granted options to purchase 10,375 shares of common stock under the 2007 Plan pursuant to that policy. The board may also make discretionary grants to purchase common stock to any non-employee director.

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

Recent Sales of Unregistered Securities

For the fiscal quarter ended April 30, 2010, we did not sell any unregistered securities.

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

The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through April 30, 2010, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments.

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

For the fiscal year ended April 30, 2010, we did not repurchase any equity securities.

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

	Fiscal Year Ended April 30,
Consolidated Statements of Operations Data:	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Products	$106,568	$80,616	$63,765	$43,989	$22,859
Maintenance	54,736	38,521	27,607	18,762	11,473
Services	20,080	17,031	10,173	7,082	5,103

Total revenues	181,384	136,168	101,545	69,833	39,435
Cost of revenues:
Products	12,969	8,595	4,767	2,569	1,769
Maintenance(1)	9,503	6,861	5,691	3,498	2,085
Services(1)	13,340	9,875	5,800	3,521	2,942

Total cost of revenues	35,812	25,331	16,258	9,588	6,796

Gross profit	145,572	110,837	85,287	60,245	32,639
Operating expenses(1):
Research and development	26,266	22,537	19,762	14,535	12,154
Sales and marketing	73,658	56,279	53,453	36,587	24,309
General and administrative	26,269	20,278	13,422	9,453	12,978

Total operating expenses	126,193	99,094	86,637	60,575	49,441

Income (loss) from operations	19,379	11,743	(1,350)	(330)	(16,802)
Other income (expense), net	(399)	734	472	462	219

Income (loss) before provision for income taxes	18,980	12,477	(878)	132	(16,583)
Provision (benefit) for income taxes	(9,407)	2,564	1,131	389	163

Net income (loss)	$28,387	$9,913	$(2,009)	$(257)	$(16,746)

Net income (loss) per common share, basic	$0.85	$0.32	$(0.08)	$(0.03)	$(2.24)

Net income (loss) per common share, diluted	$0.78	$0.30	$(0.08)	$(0.03)	$(2.24)

Shares used in computing basic net income (loss) per common share	33,434	31,233	25,936	10,042	7,469

Shares used in computing diluted net income (loss) per common share	36,197	33,550	25,936	10,042	7,469

(1)	Stock-based compensation expense is included above as follows:

Cost of maintenance revenues	$445	$216	$106	$3	$5
Cost of services revenues	225	142	115	14	5
Research and development	2,177	1,342	1,356	501	1,950
Sales and marketing	3,418	2,451	2,685	661	210
General and administrative	3,941	1,994	664	350	5,948

Total stock-based compensation expense	$10,206	$6,145	$4,926	$1,529	$8,118

Revenues in fiscal 2007 and prior years were impacted by revenues related to multiple element sales transactions consummated for which the revenues were deferred because we did not have vendor-specific objective evidence of fair value, or VSOE, for some product elements that were not delivered in the fiscal year of the transaction. Following identification in mid-fiscal 2007 of transactions with such undelivered elements, with respect to some of these transactions, we and our customers amended the contractual terms to remove the undelivered product elements and in other instances we have since delivered such product elements. The net impact of these transactions reduced revenues in fiscal 2006 by $6.3 million and increased revenues in fiscal 2010, 2009, 2008 and 2007 by $0.9 million, $0.9 million, $2.9 million and $1.8 million, respectively. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues, Cost of Revenues and Operating Expenses” for additional details, including the net amounts involved. While similar multiple element transactions with undelivered elements for which we lack VSOE may be identified prospectively in future periods, we expect that in future periods the comparison of revenues period-to-period will not be impacted to the same extent by similar transactions.

	As of April 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$149,371	$90,467	$71,946	$16,917	$16,443
Working capital (deficit)	123,773	74,549	46,711	(3,811)	5,377
Total assets	226,203	141,161	118,579	48,990	32,926
Current and long-term debt	—	—	—	—	—
Convertible preferred stock	—	—	—	26,758	26,758
Common stock and additional paid-in capital	144,273	113,781	101,574	23,479	19,383
Total stockholders’ equity	135,576	76,673	54,769	5,130	1,433

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 30, 2010 included herein. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Form 10-K and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of enterprise threat and risk management solutions that protect businesses and government agencies. Our enterprise threat and risk management platform collects, consolidates and correlates network and user activity data across the enterprise so that businesses can rapidly detect, diagnose and manage both internal and external threats and risks across the organization for activities associated with critical assets and processes. With our enterprise threat and risk management platform and products, organizations can use the ArcSight platform to reduce risk, identify vulnerabilities, comply with regulations and protect their high-value digital assets from cyber-theft, cyber-fraud, cyber-warfare and cyber-espionage.

Our SIEM products, ArcSight ESM and ArcSight Express, deliver a centralized, real-time view of all activity or events across geographically dispersed and heterogeneous business and technology infrastructures. Our log management products collect and store activity and event data for regulatory compliance, reporting and forensic analysis. Working together, these products collect, consolidate and correlate massive amounts of activity data, in the form of log events, from thousands of security point solutions, network and computing devices, databases and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats. Our specialized software and application packages deliver pre-packaged analytics and reports tailored to specific compliance and security initiatives, such as Sarbanes-Oxley (SOX), PCI, user monitoring and fraud detection.

We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $181.4 million in fiscal 2010.

In February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.

We achieved positive cash flows from operations in fiscal 2004 through 2010. We generated $45.7 million and $16.8 million in cash from our operating activities during fiscal 2010 and 2009, respectively, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of April 30, 2010, we had cash, cash equivalents and marketable securities of $149.4 million, net accounts receivable of $33.6 million, and an aggregate of $27.2 million in accounts payable and accrued liabilities.

Important Factors Affecting Our Operating Results and Financial Condition

We believe that the market for our products is still in the early stages of development, but may be entering a stage of more widespread adoption. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:

Development and Introduction of New Products.  We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the enterprise threat and risk management market. An example of a new product introduced in fiscal 2010 is ArcSight FraudView, an appliance product that detects online fraud by evaluating and scoring financial transactions. We continue the enhancement of our SIEM and log management products and solutions, such as enhanced location-based intelligence for our ESM products in May 2009, an updated version of our ArcSight Express product in March 2010 and version 4.5 of our ArcSight Logger product in June 2010. In addition, we continue to develop and release updates to complementary solution packages for our SIEM and log management products.

Sales of Products to New Customers and Continued Sales to Our Installed Base.  The market for enterprise threat and risk management solutions is growing, with initial purchases often driven by corporate compliance initiatives, and federal government cyber-security spending priorities. A key component of our growth will depend on our ability to sell our products to new customers. An initial sale typically involves the sale of our SIEM or log management products, in combination with each other or with our complementary solution packages to address a specific compliance or security use case, such as SOX, PCI, user monitoring or fraud detection. Many customers make an initial purchase from us and then decide whether to use our products with respect to a larger portion of their business and technology infrastructure or buy additional complementary products from us. Thus, another key component of our growth will be our ability to ensure initial customer success and successfully maintain and further develop the relationships with our existing customers to cover additional use cases. While historically our initial sale to a customer has involved our ESM products, we anticipate that a growing proportion of future new customers will be a result of initial sales of our ArcSight Logger products, our ArcSight Express product and our other products sold in an appliance form factor. We may not be able to generate the level of subsequent sales that we have historically experienced with our ESM customers.

Further Development of Our Channel Network and Our Relationships with System Integrators.  Historically, we have sold our products primarily through our direct sales force, with sales to government or international customers through systems integrators and resellers. In recent years, we expanded our sales channel to assist us in penetrating the mid-market, particularly as we expanded our appliance-based offerings. We believe that our current and any new appliance-based products that we develop will be sold more effectively through resellers and, if we are successful in introducing these new products, we will become more dependent on the development of an effective channel network. In addition to continuing to develop additional “channel-ready” products and versions of our products designed for use by smaller enterprises, further training, certification and development of our existing channel partners to improve their effectiveness will be a key factor in the success of this strategy. Further, we believe that strong relationships with major system integrators will facilitate sales to large enterprises and governmental customers, particularly for use cases beyond traditional security and compliance.

Sources of Revenues, Cost of Revenues and Operating Expenses

Our sales transactions typically include the following elements: license fees paid for the use of our software and appliance products in perpetuity or, in limited circumstances, for a specified term; an arrangement for first-year support and maintenance, which includes unspecified software updates and upgrades; and professional services for installation, implementation and training. The majority of our revenues are derived from sales of our enterprise threat and risk management products, primarily ArcSight ESM and Logger, and we expect this to continue for the foreseeable future. We sell our products and services through our direct sales force, channel partners and system integrator partners, although the emphasis varies from region to region. For example, we primarily sell through resellers and other channel partners internationally, while our sales to U.S. federal government customers are typically through our direct sales force, resellers and system integrators.

Our strategy is to make our products available in the form factor desired by the customer. Consequently, our SIEM, log management and related products are available as software, as appliances or as packages of software and appliances. However, our appliance products generally have lower gross margins than our software products.

We recognize revenues pursuant to generally accepted accounting principles or GAAP, in accordance with Accounting Standards Codification, or ASC, Topic 985-605, Software Revenue Recognition, as amended, or ASC 985-605. ASC 985-605 provides that, if revenues are to be recognized upon product delivery, among other things vendor-specific objective evidence of fair value, or VSOE, for each undelivered element of multiple element customer contracts is required. In addition, if we determine that collectibility is not reasonably assured, we defer the revenues until collectibility becomes reasonably assured, generally upon receipt of cash.

Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met, which are sometimes referred to as net-down adjustments. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another, the impact of these net-down adjustments should be considered.

Historically sales to U.S. commercial and governmental entities have represented a majority of our revenues, while international sales, including sales to agencies of foreign governments, have represented a smaller portion of our revenues. While the vertical make-up of our revenues will vary from period to period, over the long term we expect revenues from sales to U.S. commercial and governmental entities to each continue to grow in absolute dollars, and we expect that sales to customers outside of the United States will continue to grow in absolute dollars over the long term.

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

Historically, we have engaged in long sales cycles with our customers, typically three to six months and more than a year for some sales, and many customers make their purchase decisions in the last month of a fiscal quarter, following procurement trends in the industry. Further, average deal size can vary considerably depending on our customers’ configuration requirements, implementation plan and budget availability. As a result, it is difficult to predict timing or size of product sales on a quarterly basis. In addition, we may fail to forecast sufficient production of our appliance products, or we may be unable to physically deliver appliances within the quarter, depending on the proximity of the order to the end of the quarter. These situations may lead to delay of revenues until we can deliver products. The loss or delay of one or more large sales transactions in a quarter could impact our operating results for that quarter and any future quarters into which revenues from that transaction are delayed.

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

As of April 30, 2010, 2009 and 2008, deferred product revenues were $10.8 million, $9.8 million and $13.6 million, respectively. Included in deferred product revenues as of April 30, 2010, 2009 and 2008 were $0.5 million, $1.3 million and $2.2 million, respectively, related to multiple element arrangements where one or more product elements for which we did not have VSOE remained undelivered. The remainder of deferred product revenues as of April 30, 2010, 2009 and 2008 were $10.3 million, $8.5 million and $11.4 million, respectively, and primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of April 30, 2010, 2009 and 2008, deferred product revenues of $10.8 million, $9.8 million and $13.6 million, respectively, were reduced by net-down adjustments of $10.1 million, $5.4 million and $3.3 million, respectively. Our operating results in any particular quarterly period in fiscal 2010 may be similarly impacted by the recognition of previously deferred revenue, where the associated costs were recorded in prior periods. See “Critical Accounting Policies, Significant Judgments and Estimates — Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies — Revenue Recognition”) elsewhere in this report.

Maintenance Revenues

Maintenance includes rights to unspecified software product updates and upgrades, maintenance releases and patches released during the term of the support period, and internet and telephone access to maintenance personnel. Maintenance revenues are generated both from maintenance that we agree to provide in connection with initial sales of software and hardware products and from maintenance renewals. We generally sell maintenance on an annual basis. We offer two levels of maintenance-standard and premium. The premium level is for customers that require 24-hour coverage seven days a week. In most cases, we provide maintenance for sales made through channel partners. In addition, we sell an enhanced maintenance offering that provides frequent security content updates for our software. Maintenance fees are treated as deferred revenue at the time the maintenance agreement is initiated and recognized ratably over the term of the maintenance agreement. As our customer base expands, we expect maintenance revenues to continue to grow, as maintenance is sold to new customers and existing customers renew.

As of April 30, 2010, deferred maintenance revenues were $46.7 million, of which $39.1 million represented current deferred maintenance revenues. As of April 30, 2009, deferred maintenance revenues were $32.4 million, of which $26.7 million represented current deferred maintenance revenues. As of April 30, 2008, deferred maintenance revenues were $24.3 million, of which $20.0 million represented current deferred maintenance revenues. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of April 30, 2010, 2009 and 2008, the deferred maintenance revenues of $46.7 million, $32.4 million and $24.3 million, respectively, were reduced by net-down adjustments of $3.9 million, $2.6 million and $1.5 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates — Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies — Revenue Recognition”) elsewhere in this report.

Services Revenues

Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. During fiscal 2009 and 2010, we continued to enter into an increasing number of service engagements to staff and manage the security operations center, or SOCs, of certain large customers. SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.

As of April 30, 2010, 2009 and 2008, deferred service revenues were $3.4 million, $2.9 million and $3.4 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of April 30, 2010, 2009 and 2008, the deferred service revenues of $3.4 million, $2.9 million and $3.4 million, respectively were reduced by net-down adjustments of $1.0 million, $1.0 million and $0.7 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates — Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies — Revenue Recognition”) elsewhere in this report.

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

Gross margins may fluctuate from period to period as a result of the mix of software, appliances and services as components of revenue. However, in general over the longer term, we expect gross margins to fluctuate around current levels.

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

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries, commissions and benefits related to sales and marketing personnel and consultants; travel and other out-of-pocket expenses; expenses for marketing programs, such as for trade shows and our annual users conference, marketing materials and corporate communications; and facilities costs and other related overhead. Commissions on sales of products and maintenance are typically accrued and expensed when the respective revenue elements are ordered. Commissions on sales of services are typically accrued and expensed when the services were ordered. We pay commissions for channel sales not only to our channel sales force but also to our direct sales force in an effort to minimize channel conflicts as we develop our channel network. We intend to hire additional sales personnel, initiate additional marketing programs and further develop and build additional relationships with resellers and systems integrators on a global basis. Accordingly, we expect that our sales and marketing expenses will continue to increase for the foreseeable future in absolute dollars.

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

Accounting for Income Taxes.  Our provision for income taxes is calculated in compliance with ASC Topic 740, Accounting for Income Taxes, or ASC 740, and other related guidance, and generally consists of tax expense related to current period earnings. We estimate income taxes in each of the jurisdictions in which we operate. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These deferred tax assets and liabilities are included within the consolidated balance sheets.

To the extent a deferred tax asset cannot be recognized a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is maintained until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. As of April 30, 2010, and in accordance with ASC 740, we evaluated our need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income, and determined that a valuation allowance against deferred tax assets was no longer necessary. As such, we released $18.6 million of the valuation allowance as an offset against all of our U.S. and state deferred tax assets resulting in a net benefit in our provision for income taxes.

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

Revenue Recognition

We recognize revenues in accordance with ASC 985-605. Accordingly, we exercise judgment and use estimates in connection with the determination of the amount of product, maintenance and services revenues to be recognized in each accounting period.

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

Stock-Based Compensation

Effective May 1, 2006, we adopted ASC Topic 718, Compensation-Stock Compensation, or ASC 718, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The guidance requires nonpublic companies that used the minimum value method, for either recognition or pro forma disclosures to apply the guidance using the prospective-transition method. As such, we continued to apply the minimum value method in future periods to unvested equity awards outstanding at the date of adoption of ASC 718 that were measured using the minimum value method. In addition, we continued to amortize those awards granted prior to May 1, 2006 utilizing an accelerated amortization schedule. As of April 30, 2009, amortization under the minimum value method was complete. In accordance with the guidance, we will recognize the compensation cost of employee stock-based awards granted subsequent to April 30, 2006 in the statement of operations using the straight-line method over the vesting period of the award.

To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes-Merton option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the implied volatility and the historical volatility for this peer group of companies for a period equal to the expected life of the option. The weighted-average expected volatility for options granted during fiscal 2010, 2009 and 2008, was 57%, 52% and 55%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for fiscal 2010, 2009 and 2008 was 5.64, 5.74 and 5.25 years, respectively. For fiscal 2010, 2009 and 2008, the weighted-average risk-free interest rate used was 2.41%, 3.13% and 4.22%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas the former SFAS 123 guidance permitted companies to record forfeitures based on actual forfeitures, which was our historical policy prior to the adoption of ASC 718. We apply an estimated annual forfeiture rate of 5%, based on our historical forfeiture experience during the previous six years, in determining the expense recorded in our consolidated statement of operations. The forfeiture rate is graded and results in a weighted average effective forfeiture rate of 12.9%, 8.6%, and 5.5% for fiscal 2010, 2009, and 2008, respectively.

We recorded expense of $9.0 million, $5.1 million and $4.2 million for fiscal 2010, 2009 and 2008, respectively, in connection with stock-based awards accounted for under ASC 718. As of April 30, 2010, unrecognized stock-based compensation expense of non-vested stock options was $21.1 million. As of April 30, 2010, the unrecognized stock-based compensation expense is expected to be recognized using the straight-line method over the required service period of the options. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, the guidance requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.

Our 2007 Employee Stock Purchase Plan, or ESPP, became effective on the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under ASC 718. We use the Black-Scholes-Merton option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the fiscal year ended April 30, 2010, 2009 and 2008, we recorded stock-based compensation expense associated with the ESPP of $1.2 million, $1.0 million and $0.2 million, respectively. As of April 30, 2010, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.5 million.

Business Combinations

We account for business combinations in accordance with ASC Topic 805, Business Combinations, or ASC 805, which requires the purchase method of accounting for business combinations. In accordance with the guidance, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance, we allocate the purchase price of our business combinations to the tangible assets, intangible assets and liabilities acquired based on their estimated fair values. We record the excess of the purchase price over the total of those fair values as goodwill.

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

Goodwill and Intangible Assets

In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, or ASC 350, we do not amortize goodwill or other intangible assets with indefinite lives but rather test them for impairment. The guidance requires us to perform an impairment review of our goodwill balance at least annually, which we intend to perform on November 1 of each fiscal year, and also whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The allocation of the acquisition cost to intangible assets and goodwill requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and amortization of intangible assets, other than goodwill. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of the projected discounted cash flows, and should different conditions prevail, material write-downs of net intangible assets could occur. We review periodically the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Future goodwill impairment tests could result in a charge to earnings.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of April 30, 2010, we had two customers that accounted for 15% and 10%, respectively, of our net accounts receivable, which receivables were majorily paid subsequent to the end of fiscal 2010. As of April 30, 2009, we had two customers that accounted for 17% and 11%, respectively, of our net accounts receivable, which receivables were fully paid subsequent to the end of fiscal 2009.

Accounting for Income Taxes

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Our provision for income taxes is calculated in accordance with ASC 740, and other related guidance, and generally consists of tax expense related to current period earnings. As part of the process of preparing our consolidated financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. We determine our income tax expense together with calculating the deferred income tax expense or benefit related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets may be recovered through carry back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed which in turn would affect net income.

As of April 30, 2010, and in accordance with ASC 740, we evaluated our need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income, and determined that a valuation allowance against deferred tax assets was no longer necessary. As such, we released $18.6 million of the valuation allowance as an offset against all of our U.S. and state deferred tax assets resulting in a net benefit in our provision for income taxes.

We adopted ASC 740-10-50, Accounting for Uncertainty in Income Taxes, an interpretation of the guidance under ASC 740, on May 1, 2007. ASC 740-10-50 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. The pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to income tax uncertainty. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized.

As a result of the implementation of ASC 740-10-50 in fiscal 2008, we recognized a liability for uncertain tax positions and a cumulative effect adjustment to the beginning balance of accumulated deficit on the balance sheet of $0.1 million. As of April 30, 2009 and 2010, the liability for uncertain tax positions was $0.3 million and $0.4 million, respectively. In addition, as of April 30, 2009, we recorded a $2.7 million reduction to deferred tax assets for unrecognized tax benefits, all of which was currently offset by a full valuation allowance that had no affect on the beginning balance of accumulated deficit or the net balance sheet. As of April 30, 2010, the unrecognized tax benefit of $2.7 million increased to $3.4 million.

Our total unrecognized tax benefit as of April 30, 2010, 2009 and 2008 was $3.4 million, $2.7 million and $2.1 million, respectively. For the year ended April 30, 2010 if the remaining balance of $3.4 million of unrecognized tax benefits were realized in a future period, it would result in a tax benefit and a reduction of the effective tax rate. For the years ended April 30, 2009 and 2008 without regard to the valuation allowance, if the balance of $2.7 million and $2.1 million, respectively, of unrecognized tax benefits would have been realized in a future period, it would have resulted in a tax benefit and a reduction of the effective tax rate. We do not expect any material changes to the amount of the unrecognized tax benefit associated with our uncertain tax positions within the next twelve months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2010, 2009, and 2008 we had approximately $44,000, $37,000 and $23,000, respectively, of accrued interest or penalties associated with unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. During the fourth quarter of fiscal 2010, the

U.S. Internal Revenue Service, or IRS, notified us of its intent to audit fiscal years 2007 to 2009. The IRS will also make a determination regarding R&D tax credit carryforwards from calendar 2000 through April 30, 2009. Tax years 2001 to 2009 remain open to examination by state tax authorities, and the tax years 2005 to 2009 remain open to examination by the foreign tax authorities.

Results of Operations

The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Fiscal Year Ended April 30,
	2010	2009	2008

Revenues:
Products	58.7%	59.2%	62.8%
Maintenance	30.2	28.3	27.2
Services	11.1	12.5	10.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
Products	7.1	6.3	4.7
Maintenance	5.2	5.0	5.6
Services	7.4	7.3	5.7

Total cost of revenues	19.7	18.6	16.0

Gross margin	80.3	81.4	84.0
Operating expenses:
Research and development	14.5	16.6	19.5
Sales and marketing	40.6	41.3	52.6
General and administrative	14.5	14.9	13.2

Total operating expenses	69.6	72.8	85.3

Income (loss) from operations	10.7%	8.6%	(1.3)%

Comparison of Fiscal 2010 and Fiscal 2009

Revenues

Revenues for 2010 and 2009 were as follows (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2010	2009	Dollars	Percent

Products	$106,568	$80,616	$25,952	32.2%
Percentage of total revenues	58.7%	59.2%
Maintenance	54,736	38,521	16,215	42.1%
Percentage of total revenues	30.2%	28.3%
Services	20,080	17,031	3,049	17.9%

Percentage of total revenues	11.1%	12.5%

Total revenues	$181,384	$136,168	$45,216	33.2%

Product Revenues.  Product revenues in fiscal 2010 included revenues of $47.8 million from 324 new customers and revenues of $58.8 million from existing customers. New customer revenues from 324 customers for fiscal 2010 increased by $16.0 million compared to revenues from 217 new customers fiscal 2009. The significant increase in the number of new customer for fiscal 2010 compared to fiscal 2009 is primarily the result of an increase in the number of mid-market customers purchasing our products. The average transaction size of new customer purchases remained relatively consistent from fiscal 2009 to fiscal 2010. This was a result of an increase in the average transaction size of new enterprise and government customers, offsetting the smaller transaction size from a greater number of mid-market customers. Existing customer revenues for fiscal 2010 increased by $9.9 million compared to existing customer revenues for fiscal 2009. The increase was primarily attributable to an increase in the number and average transaction size of sales to our existing customers, driven by additional purchases of our ESM product together with our ArcSight Logger products as well as the expansion of the deployment of our products more broadly across their IT infrastructure. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the recovering economic environment and related geography of each revenue transaction.

Maintenance Revenues.  Maintenance revenues increased $16.2 million for fiscal 2010 compared to fiscal 2009, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.

Services Revenues.  Services revenues increased by $3.0 million for fiscal 2010 compared to fiscal 2009, primarily due to continued growth in our SOC staffing and management engagements.

Geographic Regions.  We sell our product in three geographic regions: Americas; EMEA; and APAC. Net sales, which include product, maintenance and service revenues, for each region are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2010	2009	Dollars	Percent

Americas	$139,938	$109,812	$30,126	27.4%
Percentage of total revenues	77.2%	80.6%
EMEA	33,750	19,409	14,341	73.9%
Percentage of total revenues	18.6%	14.3%
APAC	7,696	6,947	749	10.8%

Percentage of total revenues	4.2%	5.1%

Total revenues	$181,384	$136,168	$45,216	33.2%

Total revenues for fiscal 2010 as compared to fiscal 2009 increased due to the strength of the Americas and EMEA regions. The EMEA region during fiscal 2010 increased in both absolute dollars and as a percentage of revenues, as IT infrastructure and security mandate spending returned to historic levels from the unusually low levels of 2009 caused by the recent economic instability in this region. We experienced an increase in revenues in the Americas region in absolute dollars, but the percentage of total revenues year over year remained roughly constant, primarily due to the growth in the EMEA region. The Asia Pacific region’s revenue increased by 11% in fiscal 2010 as compared to fiscal 2009.

Cost of Revenues and Gross Margin

The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2010	2009	Dollars	Percent

Products	$12,969	$8,595	$4,374	50.9%
Maintenance	9,503	6,861	2,642	38.5%
Services	13,340	9,875	3,465	35.1%

Total cost of revenues	$35,812	$25,331	$10,481	41.4%

The following table is a summary of gross profit for products, maintenance and services and their respective gross margins (in thousands, except percentages):

	Fiscal Year Ended
	April 30,
	2010	2009

Gross margin
Products	$93,599	$72,021
Percentage of product revenues	87.8%	89.3%
Maintenance	$45,233	$31,660
Percentage of maintenance revenues	82.6%	82.2%
Services	$6,740	$7,156
Percentage of services revenues	33.6%	42.0%

Total gross margin	$145,572	$110,837
Percentage of total revenues	80.3%	81.4%

Cost of Product Revenues and Gross Margin.  Cost of product revenues increased by $4.4 million in fiscal 2010, primarily due to increased appliance product cost of goods of $3.3 million, the majority of which relates to increased ArcSight Logger product sales, as well as an increase of $0.9 million in related royalty obligations attributed to ESM and appliance products that include licensed technology. Product gross margin as a percentage of product revenues decreased by 1.5% as a percentage of product revenues for fiscal 2010 compared to fiscal 2009, due to appliance revenues contributing a higher percentage of product revenue than the prior year. While we expect appliance revenues to generally represent less than half of product revenues going forward, the mix of software and appliance product revenues will likely fluctuate from period to period, potentially negatively impacting product gross margins during the period.

Cost of Maintenance Revenues and Gross Margin.  Cost of maintenance revenues increased by $2.6 million in fiscal 2010, due primarily to increased compensation-related expenses of $1.4 million related to increased head count and cost per employee in our technical support organization. In addition, third-party royalty support and maintenance expenses increased by $0.8 million. Maintenance gross margin remained roughly constant for fiscal 2010 compared to fiscal 2009 increasing by 0.4% as a percentage of maintenance revenues.

Cost of Services Revenues and Gross Margin.  Cost of service revenues increased by $3.5 million in fiscal 2010, primarily due to a $1.5 million increase in compensation related-expenses related to increased head count and cost per employee. Additionally, use of third party contractors and external consultants increased by $1.2 million, $0.8 million of which relates to SOC engagements. Services gross margin as a percentage of services revenues decreased by 8.4% to 33.6% for fiscal 2010 from 42.0% for fiscal 2009, due primarily to an increase in headcount and related cost per employee, the increased use of higher cost external consultants to staff such engagements, and the investment and introduction of ArcSight University. We continue to hire internally to staff our growing services business increasing headcount 43% from fiscal 2009 to fiscal 2010. We expect margins to stabilize in the future as our SOC business is further developed and is able to sustain its own growth, and we utilize personnel from system integrator partners. Additionally, training and materials increased by $0.3 million and travel related expenses increased by $0.4 million.

Operating Expenses

The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2010	2009	Dollars	Percent

Research and development	$26,266	$22,537	$3,729	16.5%
Percentage of total revenues	14.5%	16.6%
Sales and marketing	73,658	56,279	17,379	30.9%
Percentage of total revenues	40.6%	41.3%
General and administrative	26,269	20,278	5,991	29.5%

Percentage of total revenues	14.5%	14.9%

Total operating expenses	$126,193	$99,094	$27,099	27.3%

Percentage of total revenues	69.6%	72.8%

Research and Development Expenses.  The increase in research and development expenses in fiscal 2010 of $3.7 million compared to fiscal 2009 was primarily attributable to an increase of $3.3 million in compensation-related expenses associated with an increase in research and development personnel from 109 to 134 at the respective period ends. We plan to continue hiring to extend our product platform. As a result, we expect research and development expenses to continue to increase in absolute dollars.

Sales and Marketing Expenses.  The increase in sales and marketing expenses in fiscal 2010 of $17.4 million compared to fiscal 2009 was primarily attributable to an increase of $13.0 million in compensation-related expense of which $6.4 million related to commission and bonus plan expenses partially associated with a change in commission plan structures but primarily due to strong annual sales during the fiscal period and $6.6 million was due to an increase in sales and marketing personnel across our sales organization from 141 to 177 at the respective period ends. We plan to continue hiring in line with our growth opportunities. In addition, the increase in sales and marketing expenses also includes an increase of $1.1 million in external consultants and temporary help partially attributable to supporting operations abroad and market research, an increase in travel and entertainment expenses of $1.0 million, an increase in marketing program expenses of $0.9 million most notably related to corporate identity, trade show and event services. We expect sales and marketing expenses to continue to increase in absolute dollars. Sales and marketing expense as a percentage of total revenue decreased slightly by 0.7% to 40.6% for fiscal 2010 compared to 41.3% for fiscal 2009, due primarily to lower sales commissions as a result of changes in compensation plan structure, and as a result of a greater percentage of sales to existing customers, which are at a lower cost than sales to new customers.

General and Administrative Expenses.  The increase in general and administrative expenses of $6.0 million in fiscal 2010 compared to fiscal 2009 was primarily attributable to an increase of $2.5 million associated with compensation expense and an increase of $1.9 million in stock-based compensation expense, partially due to an increase in general and administrative personnel from 54 to 67 at the respective period ends. External consultants and temporary help increased $0.7 million and third-party software support and maintenance expense increased $0.6 million attributable to enterprise resource planning, or ERP, system hosting expenses related to the implementation project. This increase was offset by a decrease of $0.4 million in legal, audit and tax advisory service fees. We expect general and administrative expenses to increase in absolute dollars due to growth of our corporate infrastructure.

Non-Operating Expenses

The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2010	2009	Dollars	Percent

Interest income	$124	$991	$(867)	(87.5)%
Percentage of total revenues	0.1%	0.7%
Other expense, net	(523)	(257)	(266)	(103.5)%
Percentage of total revenues	(0.3)%	(0.2)%
Provision (benefit) for income taxes	(9,407)	2,564	(11,971)	(466.9)%

Percentage of total revenues	(5.2)%	1.9%

Total non-operating expenses	$9,008	$(1,830)	$10,838	592.2%

Percentage of total revenues	5.0%	(1.3)%

Interest Income.  The decrease in interest income of $0.9 million for fiscal 2010 compared to fiscal 2009 was primarily to lower interest rates during fiscal 2010.

Other Expense, Net.  Other expense, net, for fiscal 2010 compared to fiscal 2009 increased as a result of increases in interest expense associated with entering into new capitalized software license arrangements, as well as increases in foreign currency losses.

Provision (Benefit) for Income Taxes.  For fiscal 2010, we recorded a benefit from income taxes of $9.4 million. The effective tax rate for fiscal 2010 is (49.6%), and is based on our taxable income for the year. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the release of all of our valuation allowance, the impact of non-deductible ASC 718 stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits previously offset by a valuation allowance. For fiscal 2009 we recorded a provision for income taxes of $2.6 million. The effective tax rate for fiscal 2009 is 20.6%. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible ASC 718 stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits.

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

Product Revenues.  Product revenues in fiscal 2009 included revenues of $31.7 million from 217 new customers and revenues of $48.9 million from existing customers. New customer revenues in fiscal 2009 increased by $0.8 million compared to new customer revenues in fiscal 2008. Despite the increase of 53 new customers in fiscal 2009 compared to fiscal 2008, the marginal increase of product revenue from new customers was a result of a decline in average sales price of new customer sales transactions. This was primarily attributable to an increase in the number of new mid-market customers purchasing our ArcSight Logger product on a stand-alone basis during fiscal 2009 compared to fiscal 2008, as well pricing pressure resulting from the poor economic environment. Existing customer revenues in fiscal 2009 increased by $16.1 million compared to existing customer revenues in fiscal 2008. The increase was primarily attributable to follow-on sales of our ESM and appliance products from a larger installed base. In addition, there was a net recognition of $0.9 million of product revenues in fiscal 2009 related to sales transactions executed in prior years that included undelivered product elements for which we did not have VSOE, while in fiscal 2008 there was a net recognition of product revenues of $2.7 million from such transactions. As of April 30, 2009, deferred product revenues included $1.3 million related to similar transactions. See the related discussion in “— Sources of Revenues, Cost of Revenues and Operating Expenses.”

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

Services Revenues.  Services revenues increased by $6.9 million in fiscal 2009 primarily due to service engagements to staff and manage the SOCs of certain large customers.

Geographic Regions.  We sell our product in three geographic regions: Americas; EMEA; and APAC. Net sales, which include product, maintenance and service revenues, for each region are summarized in the following table (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Americas	$109,812	$77,621	$32,191	41.5%
Percentage of total revenues	80.6%	76.4%
EMEA	19,409	18,447	962	5.2%
Percentage of total revenues	14.3%	18.2%
Asia Pacific	6,947	5,477	1,470	26.8%

Percentage of total revenues	5.1%	5.4%

Total revenues	$136,168	$101,545	$34,623	34.1%

Total revenues for fiscal 2009 as compared to fiscal 2008 increased primarily due to the strength of the Americas region. The Americas region during fiscal 2009 increased in both absolute dollars and as a percentage of revenues. We experienced an increase in revenues of the EMEA and APAC regions in absolute dollars, but a decrease in percentage of total revenues year over year. This percentage decrease was caused by a more significant impact on IT spending in this region due to the weak economic environment.

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

Non-Operating Expenses

The following table is a summary of interest income and other expenses, net, in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Fiscal Year Ended
	April 30,		Change in	Change in
	2009	2008	Dollars	Percent

Interest income	$991	$857	$134	15.6%
Percentage of total revenues	0.7%	0.8%
Other expense, net	(257)	(385)	128	(33.2)%
Percentage of total revenues	(0.2)%	(0.4)%
Provision for income taxes	2,564	1,131	1,433	126.7%

Percentage of total revenues	1.9%	1.1%

Total non-operating expenses	$(1,830)	$(659)	$(1,695)	(257.2)%

Percentage of total revenues	(1.3)%	(0.6)%

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

Provision for Income Taxes.  For fiscal 2009, we recorded a provision for income taxes of $2.6 million. The effective tax rate for fiscal 2009 is 20.6%. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible ASC 718 stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits previously offset by a valuation allowance. For fiscal 2008, we recorded a provision for income taxes of $1.1 million, primarily related to foreign corporate income taxes, federal and state alternative minimum taxes currently due, and a charge of $0.1 million to establish a deferred tax liability related to the temporary timing differences between the tax deductible amortization of goodwill related to the acquisition of Enira Technologies, LLC in June 2006 under applicable tax rules and ASC 350 under which goodwill must be analyzed annually for impairment rather than amortized for financial reporting purposes (See Note 11 — “Income Taxes” for more detailed discussion). The effective tax rate for fiscal 2008 was (128.8%). The effective tax rate for fiscal 2008 differs from the U.S. federal statutory rate primarily due to our inability during this period to record a tax benefit for all or a portion of the domestic tax loss as a result of the valuation allowance on our deferred tax assets, and to a lesser extent other non-deductible items such as non-deductible ASC 718 stock-based compensation expense.

Liquidity and Capital Resources

From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2009, and generated $45.7 million of cash from our operating activities during fiscal 2010 compared to $16.8 million of cash from our operating activities during fiscal 2009. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. As we have continued to generate cash, we invested $25.0 million into marketable security investments during fiscal 2010, of which $12.0 million remains invested as of April 30, 2010. These marketable securities consist of certificates of deposit and US Treasury notes invested with financial institutions that we believe to be financially sound, in order to minimize our credit risk. Additionally in February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.

At April 30, 2010, we had cash and cash equivalents totaling $137.4 million and accounts receivable of $33.6 million, compared to $90.5 million of cash and cash equivalents and $34.2 million of accounts receivable at April 30, 2009.

Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Fiscal Year Ended April 30,
	2010	2009	2008

Net cash provided by operating activities	$45,685	$16,841	$13,532
Net cash used in investing activities	(16,689)	(2,007)	(4,012)
Net cash provided by financing activities	$17,876	$3,948	$45,567

Operating Activities

We have reported net income for fiscal 2010 and 2009 and although we reported a net loss in fiscal 2008, our operating activities have provided positive cash flows for each fiscal year presented, primarily due to the significant non-cash charges associated with stock-based compensation and depreciation and amortization reflected in operating expenses and cash received from collections from customers. In addition, the realized tax benefit related to the excess of the deductible amount over the recognized stock-based compensation cost is classified as a cash inflow from financing activities and a cash outflow from operating activities. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, these non-cash charges and changes in deferred revenues, as well as changes in other components of our working capital.

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

We generated $45.7 million of cash from operating activities during fiscal 2010, primarily as a result of generated net income of $28.4 million for this period, which included non-cash charges of $10.2 million for stock-based compensation expense, $3.3 million of depreciation and amortization, offset by non-cash outflow of $8.3 million from excess tax benefits from stock-based compensation expense and $19.5 million from deferred tax assets related to our valuation release. In addition, cash generated from operations included $15.9 million increase in deferred revenues, a $9.6 million increase in other accrued liabilities, an increase in accounts payable of $3.6 million, and an increase in accrued compensation and benefits of $2.4 million due to timing of commissions earned on increased sales and bonus payments earned related to headcount increases. These amounts were offset by a $0.6 million increase in prepaid expenses.

We generated $16.8 million of cash from operating activities during fiscal 2009, primarily as a result of generated net income of $9.9 million for this period, which included non-cash charges of $6.1 million for stock-based compensation expense, $3.3 million of depreciation and amortization and a $1.3 million non-cash outflow from excess tax benefits from stock-based compensation expense, a $3.8 million increase in deferred revenues, a $2.2 million decrease in prepaid expenses, a $2.2 million increase in other accrued liabilities. These amounts were offset in part by a $7.7 million increase in accounts receivable associated with the growth in revenue and timing of sales, a decrease in accounts payable of $1.7 million and a $0.2 million decrease in our accrued compensation and benefits due to changes in our compensation plan structures.

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

Investing Activities

During fiscal 2010, we used $16.7 million in cash for investing activities, comprised primarily of acquisitions of $25.0 million in short-term held to maturity investments of which $13.0 million have matured during the fiscal period, and $5.5 million in capital expenditures primarily associated with software acquired in support of our ERP software implementation, in addition to acquisitions of computer equipment, furniture and fixtures and software in support of the expansion of our infrastructure and work force. In addition, $0.8 million of previously restricted cash reserved under operating lease terms and conditions became unrestricted after satisfying certain requirements of the operating lease. During fiscal 2009, we used $2.0 million in cash for investing activities, all of which was related to capital expenditures associated with computer equipment, furniture and fixtures and software in support of the expansion of our infrastructure and work force. During fiscal 2008, we used $4.0 million in cash for investing activities, of which $2.0 million was related to capital expenditures associated with computer equipment, furniture and fixtures and software, and $1.4 million related to leasehold improvements, all in support of the expansion of our infrastructure and work force.

Financing Activities

During fiscal 2010, we generated $17.9 million of cash from financing activities, comprised of $12.0 million from net proceeds from the exercise of stock options and $8.3 million from realized tax benefit related to the excess of the deductible amount over the recognized stock-based compensation cost, offset by $2.4 million in payments for prepaid software licenses used as a component in our product sales. During fiscal 2009, we generated $3.9 million of cash from financing activities, comprised primarily of $4.8 million from net proceeds from the exercise of stock options and $1.3 million inflow from tax benefits associated with disqualifying dispositions of awards associated with stock-based compensation, offset by $2.1 million in payments for prepaid software licenses used as a component in our product sales. During fiscal 2008, we generated $45.6 million of cash from financing activities, comprised primarily of $50.2 million in proceeds from our IPO (after underwriting discounts and commissions) and $0.9 million of net proceeds from the exercise of stock options, offset by payments of $3.7 million in IPO preparation costs, $1.9 million in payments for capital lease obligations and capitalized software licenses used as a component in our product sales.

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

Off-Balance Sheet Arrangements

As of April 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Contractual Obligations and Commitments

We lease facilities for our corporate headquarters, subsidiaries and regional sales offices. We lease our principal facility in Cupertino, California under a non-cancelable operating lease agreement. In November 2009, we modified and extended our operating lease agreement, which now expire in May 2017. Over the term of the amendment we have agreed to make payments totaling $22.1 million.

We also have leases for our regional sales offices that are for 13 months or less.

The following table is a summary of our contractual obligations as of April 30, 2010:

	Payments Due by Period
	Total	FY 2011	FY 2012	FY 2013	FY 2014	Thereafter
	(In thousands)

Operating lease obligations	$22,833	$3,354	$3,024	$3,045	$3,137	$10,273
Accrued contractual obligations	$2,986	2,595	271	120	—	—

Total	$25,819	$5,949	$3,295	$3,165	$3,137	$10,273

On May 20, 2009, we entered into a software license agreement with Oracle USA, Inc that authorizes us to integrate Oracle database software with our ArcSight ESM products and distribute ArcSight ESM products with the embedded database software. Under the agreement, which has a two year term that commenced on May 31, 2009 when our prior agreement with Oracle expired, we have agreed to make royalty payments totaling $4.8 million over the license term. During fiscal 2010, we made payments of approximately $2.4 million under the current agreement. Under the prior agreement with Oracle, we made payments totaling $1.9 million during fiscal 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued revised guidance under ASC Topic 855-10, Subsequent Events, which establishes principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: (i) the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and (ii) the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. An entity shall recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We adopted this guidance effective May 1, 2009.

In February 2010, the FASB issued ASU No. 2010-09, Amending Subsequent Events (Topic 855) Certain Recognition and Disclosure Requirements. This guidance addresses the interaction between Topic 855 and related SEC reporting requirements. The amendment removes the requirement for SEC filers to disclose a date through which subsequent events have been evaluated. The amendment is effective upon issuance and has been adopted for our fiscal quarter ended January 31, 2010, the adoption of which did not impact our condensed consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASC Topic 105-10 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which approved the FASB Accounting Standards Codification as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We adopted the guidance effective August 1, 2009. All references made to generally accepted accounting principles in the United States, or U.S. GAAP, will use the new Codification numbering system prescribed by the FASB. As the

Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on our condensed consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued Accounting Standards Update, or ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Element Arrangements — a consensus of the FASB Emerging Issues Task Force. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This revised guidance is effective for annual financial periods beginning after June 15, 2010, and early adoption is permitted. We are currently evaluating the potential impact, if any, the adoption of this new guidance will have on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements — a consensus of the FASB Emerging Issues Task Force. This guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This revised guidance is effective for annual financial periods beginning after June 15, 2010, and early adoption is permitted. We are currently evaluating the potential impact, if any, the adoption of this new guidance will have on our consolidated results of operations, financial condition or cash flows.

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

Interest Rate Risk.  Our investment policy is intended to preserve principal, provide liquidity and maximize income by limiting default risk, market risk and reinvestment risk. To minimize these risks, we primarily invest in money market funds, certificates of deposit and US Treasury securities. We had cash, cash equivalents and marketable securities of totaling $149.4 million as of April 30, 2010, including the $45.9 million net proceeds from our IPO, which are primarily held for working capital and general corporate purposes. The fair value of our investment portfolio would not be significantly impacted by either a 100 basis point increase or decrease in market interest rates due mainly to the short-term nature of the majority of our investment portfolio. As a result, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We do not enter into investments for trading or speculative purposes.

Credit Risk.  Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign currency forward contracts and accounts receivable. We are exposed to credit risk in the event of default by the financial institutions holding our cash, cash equivalents, marketable securities, and foreign currency forward contracts to the extent recorded on its balance sheet. Risks associated with cash equivalents, marketable securities, and foreign currency forward contracts are mitigated by banking with high-credit quality institutions. Cash deposits and investments may be in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, we have not experienced any losses on our cash, cash equivalents and marketable securities and minimal losses on its foreign currency forward contracts. We perform periodic evaluations of the relative credit standing of the financial institutions.

We sell our products, maintenance and services directly to customers or through resellers in APAC, EMEA, and the Americas, with the majority of our sales in the United States. We monitor our exposure within accounts receivable and record an allowance against doubtful accounts as necessary. We perform ongoing credit evaluations of our customers and extend credit in the normal course of business and generally do not require collateral. Historically, we have not experienced significant credit losses on our accounts receivable. We believe that any risk of loss for trade receivables is mitigated by our ongoing credit evaluations of customers.

No customer or reseller accounted for more than 10% of total revenues for fiscal 2010, 2009 or 2008. As of April 30, 2010, we had two resellers with accounts receivable balances greater than 10% of our net accounts receivable, with balances of 15% and 10% of net accounts receivable. As of April 30, 2009, we had two customers with accounts receivable balances greater than 10% of our net accounts receivable, with balances of 17% and 11% of net accounts receivable. Reseller accounts receivable balances greater than 10% are comprised of multiple customers and often multiple transactions with those customers. In fiscal 2010, 2009 and 2008, we derived 32%, 22% and 20% of our revenues, respectively, from contracts with agencies of the U.S. federal government.

Item 8.	Financial Statements and Supplementary Data

Quarterly Results of Operations

The following table sets forth unaudited quarterly consolidated statements of operations data for each of the years in the two-year period ended April 30, 2010, (in thousands, except per share data). We derived this information from our unaudited consolidated financial statements, which we prepared on the same basis as our audited consolidated financial statements contained in this Annual Report on Form 10-K. In our opinion, these unaudited statements include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of that information when read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter should not be considered indicative of results for any future period.

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2008	2008	2009	2009	2009	2009	2010	2010
	(Unaudited, in thousands)

Revenues:
Products	$15,802	$19,169	$21,775	$23,870	$18,265	$28,018	$26,555	$33,730
Maintenance	8,568	9,530	10,004	10,419	11,919	12,617	14,702	15,498
Services	3,293	4,136	4,613	4,989	4,371	4,868	4,853	5,988

Total revenues	27,663	32,835	36,392	39,278	34,555	45,503	46,110	55,216

Cost of revenues:
Products	1,655	1,844	2,637	2,459	1,944	3,150	3,824	4,051
Maintenance(1)	1,631	1,663	1,637	1,930	1,925	2,434	2,497	2,647
Services(1)	2,043	2,387	2,587	2,858	2,630	3,204	3,283	4,223

Total cost of revenues	5,329	5,894	6,861	7,247	6,499	8,788	9,604	10,921

Gross profit	22,334	26,941	29,531	32,031	28,056	36,715	36,506	44,295

Operating expenses(1):
Research and development	5,315	5,423	5,201	6,598	5,598	6,576	6,429	7,663
Sales and marketing	14,868	14,355	12,298	14,758	14,785	18,582	18,563	21,728
General and administrative	4,349	4,863	4,943	6,123	6,018	6,336	6,767	7,148

Total operating expenses	24,532	24,641	22,442	27,479	26,401	31,494	31,759	36,539

Income (loss) from operations	(2,198)	2,300	7,089	4,552	1,655	5,221	4,747	7,756

Interest and other income (expense), net	305	340	157	(68)	(89)	(179)	(81)	(50)

Income (loss) before provision for income taxes	(1,893)	2,640	7,246	4,484	1,566	5,042	4,666	7,706
Provision (benefit) for income taxes	(563)	795	2,183	149	551	2,544	2,438	(14,940)

Net income (loss)	$(1,330)	$1,845	$5,063	$4,335	$1,015	$2,498	$2,228	$22,646

(1)	Stock-based compensation expense as included in above:

Cost of maintenance revenues	$46	$54	$56	$60	$80	$102	$123	$140
Cost of services revenues	33	39	34	36	33	43	64	85
Research and development	339	334	322	347	429	518	595	635
Sales and marketing	751	752	466	482	612	851	987	968
General and administrative	234	346	786	628	776	971	1,071	1,123

Total stock-based compensation expenses	$1,403	$1,525	$1,664	$1,553	$1,930	$2,485	$2,840	$2,951

The following table sets forth our historical results, for the periods indicated, as a percentage of our revenues.

	Three Months Ended
	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2008	2008	2009	2009	2009	2009	2010	2010
	(Unaudited)

Revenues:
Products	57.1%	58.4%	59.8%	60.8%	52.9%	61.6%	57.6%	61.1%
Maintenance	31.0	29.0	27.5	26.5	34.5	27.7	31.9	28.1
Services	11.9	12.6	12.7	12.7	12.6	10.7	10.5	10.8

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenues:
Products	6.0	5.6	7.3	6.3	5.6	6.9	8.3	7.3
Maintenance	5.9	5.1	4.5	4.9	5.6	5.4	5.4	4.8
Services	7.4	7.3	7.1	7.3	7.6	7.0	7.1	7.7

Total cost of revenues	19.3	18.0	18.9	18.5	18.8	19.3	20.8	19.8

Gross margin	80.7	82.0	81.1	81.5	81.2	80.7	79.2	80.2
Operating expenses:
Research and development	19.2	16.5	14.3	16.8	16.2	14.5	13.9	13.9
Sales and marketing	53.7	43.7	33.8	37.6	42.8	40.8	40.3	39.4
General and administrative	15.7	14.8	13.5	15.6	17.4	13.9	14.7	12.9

Total operating expenses	88.6	75.0	61.6	70.0	76.4	69.2	68.9	66.2

Income (loss) from operations	(7.9)%	7.0%	19.5%	11.5%	4.8%	11.5%	10.3%	14.0%

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

Revenues have increased over the quarters presented, other than for the first quarter of fiscal 2010, due primarily to the seasonality of our business with our first quarter having relatively lower product revenue compared to our respective prior fourth quarter. In addition, the timing of our annual sales “club” for top performers and annual training for our entire sales force occurs annually during our first fiscal quarter, may inhibit the selling potential during this period.

Our second and fourth quarters of our fiscal year tend to have relatively higher product revenue due to a number of factors, but primarily due to the fiscal year end procurement cycles of our U.S federal government customers, the budgeting, procurement and work cycles of our customers, including customers in the public sector, and the structure of our direct sales incentive and compensation programs, which may reinforce the tendency of our direct sales team to book the largest volume of deals towards the end of our fiscal year. Likewise our quarterly revenue improvements are offset by seasonal reductions in business activity during the summer months in the United States and Europe.

In general, our quarterly revenue continues to increase due to the increased number of products sold to new and existing customers and expansion into the international and mid-size markets. Our revenues continue to be positively impacted by timing of new compliance and cybersecurity mandates both domestic and international. Most notably during fiscal 2010, our quarterly revenue improvements have been positively impacted by continued strong sales in our federal vertical and strong mid-market wins. In addition, continued improvements in the EMEA region and significant revenue wins in our enterprise business drive continue to drive our growth.

Our operating expenses in general steadily increase over the quarterly periods presented. We continue to invest in resources to expand our platform and product offerings and expect research and development expenses to continue to increase in absolute dollars. On a quarterly basis, we have focused on continuing to grow and expand our business model, improve and create new market opportunities and expand our customer base. Our sales and marketing expenses on a quarterly basis reflect this focus and we expect that these expenses will continue to increase in absolute dollars to reflect our continued growth. Headcount increased 28% during 2010 raising headcount to 512 employees, and will continue to increase as we expand our headcount across the organization as a result of continued growth.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ArcSight, Inc.

We have audited the accompanying consolidated balance sheets of ArcSight, Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArcSight, Inc. at April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ArcSight, Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 9, 2010 expressed an unqualified opinion thereon.

San Jose, California
July 9, 2010

ARCSIGHT, INC.

Consolidated Balance Sheets

	As of April 30,
	2010	2009
	(In thousands, except share amounts and par value)

ASSETS
Current assets:
Cash and cash equivalents	$137,358	$90,467
Marketable securities	12,013	—
Accounts receivable, net of allowance for doubtful accounts of $256 and $262, as of April 30, 2010 and 2009, respectively	33,609	34,184
Deferred tax asset, current	8,807	—
Capitalized software, current	2,303	144
Prepaid expenses and other current assets	6,557	3,717

Total current assets	200,647	128,512
Property and equipment, net	8,174	4,416
Deferred tax asset, non-current	10,649	—
Goodwill	5,746	5,746
Acquired intangible assets, net	430	1,319
Other long-term assets	557	1,168

Total assets	$226,203	$141,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,039	$1,432
Accrued compensation and benefits	13,633	11,671
Obligations for software licenses, current	2,832	363
Other accrued liabilities	5,696	4,337
Deferred revenues, current	49,674	36,160

Total current liabilities	76,874	53,963
Deferred revenues, non-current	11,237	8,888
Other long-term liabilities	2,516	1,637

Total liabilities	90,627	64,488
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share, 10,000,000 shares authorized as of April 30, 2010 and 2009, respectively; no shares issued and outstanding as of April 30, 2010 and 2009, respectively	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized as of April 30, 2010 and April 30, 2009, respectively; 34,322,543 and 32,248,116 issued and outstanding as of April 30, 2010 and 2009, respectively	—	—
Additional paid-in capital	144,273	113,781
Accumulated other comprehensive loss	(290)	(314)
Accumulated deficit	(8,407)	(36,794)

Total stockholders’ equity	135,576	76,673

Total liabilities and stockholders’ equity	$226,203	$141,161

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Operations

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands, except share amounts)

Revenues:
Products	$106,568	$80,616	$63,765
Maintenance	54,736	38,521	27,607
Services	20,080	17,031	10,173

Total revenues	181,384	136,168	101,545

Cost of revenues:
Products	12,969	8,595	4,767
Maintenance(1)	9,503	6,861	5,691
Services(1)	13,340	9,875	5,800

Total cost of revenues	35,812	25,331	16,258

Gross profit	145,572	110,837	85,287
Operating expenses(1):
Research and development	26,266	22,537	19,762
Sales and marketing	73,658	56,279	53,453
General and administrative	26,269	20,278	13,422

Total operating expenses	126,193	99,094	86,637

Income (loss) from operations	19,379	11,743	(1,350)
Interest income	124	991	857
Other income (expense), net	(523)	(257)	(385)

Income (loss) before provision for income taxes	18,980	12,477	(878)
Provision (benefit) for income taxes	(9,407)	2,564	1,131

Net income (loss)	$28,387	$9,913	$(2,009)

Net income (loss) per common share, basic	$0.85	$0.32	$(0.08)

Net income (loss) per common share, diluted	$0.78	$0.30	$(0.08)

Shares used in computing basic net income (loss) per common share	33,434	31,233	25,936

Shares used in computing diluted net income (loss) per common share	36,197	33,550	25,936

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$445	$216	$106
Cost of services revenues	225	142	115
Research and development	2,177	1,342	1,356
Sales and marketing	3,418	2,451	2,685
General and administrative	3,941	1,994	664

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended April 2008, 2009 and 2010

						Deferred	Accumulated
	Convertible				Additional	Stock-	Other		Total
	Preferred Stock		Common Stock		Paid-in	Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share amounts)

Balance as of April 30, 2007	13,032,497	26,758	10,620,041	—	23,479	(554)	13	(44,566)	5,130
Cumulative effect adjustment due to the adoption of ASC 740-10	—	—	—	—	—	—	—	(132)	(132)
Issuance of common stock upon exercise of stock options	—	—	402,260	—	923	—	—	—	923
Reclassification of options exercised but not vested, net	—	—	—	—	60	—	—	—	60
Repurchase of common stock subject to vesting	—	—	(6,845)	—	(3)	—	—	—	(3)
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	(6)	97	—	—	91
Amortization of restricted stock-based compensation	—	—	—	—	—	404	—	—	404
Stock-based compensation under ASC 718	—	—	—	—	4,431	—	—	—	4,431
Exercise of Series B preferred stock warrants	12,909	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	6,293	—	—	—	—	—	—
Conversion of preferred stock into common stock	(13,045,406)	(26,758)	14,000,441	—	26,758	—	—	—	—
Proceeds from initial public offering, net of issuance costs of $4,288	—	—	6,000,000	—	45,932	—	—	—	45,932
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	(2,009)	(2,009)

Comprehensive loss									(2,067)

Balance as of April 30, 2008	—	—	31,022,190	—	101,574	(53)	(45)	(46,707)	54,769
Issuance of common stock under stock option and stock purchase plans	—	—	1,225,926	—	4,800	—	—	—	4,800
Reclassification of options exercised but not vested, net	—	—	—	—	24	—	—	—	24
Amortization of deferred stock-based compensation, net of terminations	—	—	—	—	—	19	—	—	19
Amortization of restricted stock-based compensation	—	—	—	—	—	34	—	—	34
Stock-based compensation under ASC 718	—	—	—	—	6,092	—	—	—	6,092
Tax benefit from stock-based awards	—	—	—	—	1,291	—	—	—	1,291
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(269)	—	(269)
Net income	—	—	—	—	—	—	—	9,913	9,913

Comprehensive income									9,644

Balance as of April 30, 2009	—	$—	32,248,116	$—	$113,781	$—	$(314)	$(36,794)	$76,673

Issuance of common stock under stock option and stock purchase plans	—	—	2,074,427	—	12,017	—	—	—	12,017
Stock-based compensation under ASC 718	—	—	—	—	10,206	—	—	—	10,206
Tax benefit from stock-based awards	—	—	—	—	8,269	—	—	—	8,269
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	24	—	24
Net income	—	—	—	—	—	—	—	28,387	28,387

Comprehensive income									28,411

Balance as of April 30, 2010	—	$—	34,322,543	$—	$144,273	$—	$(290)	$(8,407)	$135,576

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$28,387	$9,913	$(2,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,452	2,471	1,945
Amortization of acquired intangibles	889	842	573
Loss (gain) on disposal of property and equipment	26	17	(6)
Stock-based compensation	10,206	6,145	4,926
Deferred tax assets	(19,456)	—	—
Excess tax benefit from stock-based compensation	(8,269)	(1,291)	—
Provision for allowance for doubtful accounts	134	142	33
Changes in operating assets and liabilities:
Accounts receivable	441	(7,668)	(11,137)
Prepaid expenses and other assets	(624)	2,205	1,008
Accounts payable	3,607	(1,683)	269
Accrued compensation and benefits	2,386	(193)	5,186
Other accrued liabilities	9,643	2,159	1,066
Deferred revenues	15,863	3,782	11,678

Net cash provided by operating activities	45,685	16,841	13,532
Cash flows from investing activities:
Restricted cash	842	—	—
Maturities of marketable securities	12,985	—	—
Purchases of marketable securities	(24,998)	—	—
Purchases of property and equipment	(5,518)	(2,007)	(4,031)
Proceeds from sales of property and equipment	—	—	19

Net cash used in investing activities	(16,689)	(2,007)	(4,012)
Cash flows from financing activities:
Initial public offering preparation costs	—	—	(3,669)
Proceeds from initial public offering	—	—	50,220
Excess tax benefit from stock-based compensation	8,269	1,291	—
Proceeds from exercise of stock options, net of repurchases	12,017	4,800	920
Payment of capital lease and software license obligations	(2,410)	(2,143)	(1,904)

Net cash provided by financing activities	17,876	3,948	45,567
Effect of exchange rate changes on cash	19	(261)	(58)

Net increase in cash and cash equivalents	46,891	18,521	55,029
Cash and cash equivalents at beginning of period	90,467	71,946	16,917

Cash and cash equivalents at end of period	$137,358	$90,467	$71,946

Supplemental disclosure of cash flow information:
Income taxes paid	$2,873	$1,669	$331
Interest expense paid	103	110	227
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued upon conversion of preferred stock	—	—	26,758
Property and equipment acquired under capital lease	713	101	—
Capitalized software obligations	4,606	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ARCSIGHT, INC.

Notes to Consolidated Financial Statements

1.	Description of Business

ArcSight, Inc. (“ArcSight” or the “Company”) is a leading provider of enterprise threat and risk management solutions that protect businesses and government agencies. The Company’s enterprise threat and risk management platform collects, consolidates and correlates network and user activity data across the enterprise so that businesses can rapidly detect, diagnose and manage both internal and external threats and risks across the organization for activities associated with critical assets and processes. With the Company’s enterprise threat and risk management platform and products, organizations can use the ArcSight platform to reduce risk, identify vulnerabilities, comply with regulations and protect their high-value digital assets from cyber-theft, cyber-fraud, cyber-warfare and cyber-espionage. The Company’s SIEM products deliver a centralized, real-time view of all activity or events across geographically dispersed and heterogeneous business and technology infrastructures. Its log management products collect and store activity and event data for regulatory compliance, reporting and forensic analysis. Working together, these products collect, consolidate and correlate massive amounts of activity data, in the form of log events, from thousands of security point solutions, network and computing devices, databases and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats. The Company’s specialized software and application packages deliver pre-packaged analytics and reports tailored to specific compliance and security initiatives, such as Sarbanes-Oxley (SOX), PCI, user monitoring and fraud detection. The Company is headquartered in Cupertino, California, and was incorporated on May 3, 2000 under the laws of the state of Delaware.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates, assumptions and judgments, are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts, valuations of cash equivalents and marketable securities, and accrued liabilities such as bonus accruals. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

Marketable Securities

Marketable securities were $12.0 million as of April 30, 2010. There were no marketable securities as of April 30, 2009. The Company determines the appropriate classification of the securities at the time of purchase and re-evaluates the designation as of each balance sheet date. As of April 30, 2010, all marketable securities are considered available-for-sale. Marketable securities consist principally of taxable, short-term marketable certificates of deposit and U.S. Treasury notes, with original maturities between three and nine months. Marketable securities are stated at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. Unrealized gain recorded net of tax benefit amounted to $3,000 for fiscal 2010. A decline in the market value of any available-for sale security below cost that is deemed to be other-than-temporary results in an impairment which reduces the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and the general market conditions. There were no other-than-temporary impairments for the period ended April 30, 2010. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.

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

Net foreign currency transaction losses of approximately $0.4 million, $0.1 million and $0.1 million, for fiscal 2010, 2009 and 2008, respectively, were primarily the result of the settlement of inter-company transactions and are included in other expense.

Derivative Financial Instruments

The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other income and expense in the consolidated statements of income. Cash flows from such derivatives are classified as operating activities. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s net income. During fiscal 2010, 2009 and 2008, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments in Hedging Activities” (“ASC 815”).

As of April 30, 2010, and 2009, the notional amount of outstanding foreign currency derivatives classified as other accrued liabilities not designated as hedging instruments under the guidance was $0.3 million and $1.4 million, respectively. As of April 30, 2010, approximately 60%, 24%, and 15% of the notional amount of the Company’s outstanding foreign currency derivatives were attributable to the Canadian dollar, Euro and British Pound Sterling currencies, respectively, and all will expire within 60 days. As of April 30, 2009, approximately 97% and 3% of the notional amount of the Company’s outstanding foreign currency derivatives were attributable to the Canadian dollar and British Pound Sterling currencies, respectively. As of April 30, 2010 and 2009, the fair value gain or (loss) adjustment to mark these instruments to market was ($2,000) and $28,000, respectively, and are included in accrued expenses and other accrued liabilities in the accompanying condensed consolidated balance sheets. For fiscal 2010, 2009 and 2008, the Company recorded losses of $1,000, $0.1 million and $36,000, respectively, in other income (expense), net, associated with foreign currency derivative contracts.

Concentration of Credit Risk and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign currency forward contracts and accounts receivable. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, marketable securities, and foreign currency forward contracts to the extent recorded on its balance sheet. Risks associated with cash equivalents, marketable securities, and foreign currency forward contracts are mitigated by banking with high-credit quality institutions. Cash deposits and investments may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. To date, the Company has not experienced any losses on its cash, cash equivalents and marketable securities and minimal losses attributable to mark-to-market adjustment on its foreign currency forward contracts. The Company performs periodic evaluations of the relative credit standing of the financial institutions.

The Company sells its products, maintenance and services directly to customers or through resellers in Asia Pacific, Europe, the Middle East and Africa (collectively, “EMEA”) and the Americas, with the majority of its sales in the United States. The Company monitors its exposure within accounts receivable and records an allowance against doubtful accounts as necessary. The Company performs ongoing credit evaluations of its customers and extends credit in the normal course of business and generally does not require collateral. Historically, the Company has not experienced significant credit losses on its accounts receivable. Management believes that any risk of loss for trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers.

No customer or reseller accounted for more than 10% of total revenues for fiscal 2010, 2009 or 2008. As of April 30, 2010, the Company had two resellers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 15% and 10% of net accounts receivable. As of April 30, 2009, the Company had two customers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 17% and 11% of net accounts receivable. Reseller accounts receivable balances greater than 10% are comprised of multiple customers and often multiple transactions with those customers. In fiscal 2010,

2009 and 2008, the Company derived 32%, 22% and 20% of our revenues, respectively, from contracts with agencies of the U.S. federal government.

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

The cost of providing the Company’s products, maintenance and services consists primarily of direct material costs for products and the fully burdened cost of the Company’s service organization for maintenance and services. Shipping and handling charges incurred and billed to customers for product shipments are recorded in product revenue and related cost of product revenues in the accompanying consolidated statements of income. If it becomes probable that the amount allocated to an undelivered element will result in a loss on that element of the arrangement, the loss is recognized.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of April 30, 2010.

The following describes activity in the allowance for doubtful accounts for fiscal 2010, 2009 and 2008 (in thousands):

		Addition
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Period	of Period	Expenses	Deductions(1)	of Period

2008	$123	$33	$(23)	$133
2009	$133	$142	$(13)	$262
2010	$262	$134	$(140)	$256

(1)	Uncollectible amounts written off, net of recoveries.

Restricted Cash

Restricted cash consisted of a deposit in a money market account amounting to $0.8 million as of April 30, 2009 that was held to secure a standby letter of credit required in connection with the operating lease for the Company’s headquarters in Cupertino, California, which is included in other long-term assets on the Company’s Consolidated Balance Sheets. As a result of achieving specified operational milestones the restricted cash balance was released during fiscal 2010, and as of April 30, 2010 this balance is zero.

Capitalized Software License Obligations

On May 31, 2009, the Company renewed the software license agreement with Oracle USA, Inc. that authorizes the Company to integrate Oracle database software with the ArcSight ESM products and distribute ArcSight ESM products with the embedded database software as a component of the product. The agreement has a two year term that commenced on May 31, 2009 when the prior agreement with Oracle expired. The supporting royalty and technical support payments total $4.8 million over the license term. These software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. These purchases have been recorded on the accompanying consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. During fiscal 2010, 2009 and 2008, payments under these agreements amounted to $2.4, million $1.9 million and $1.9 million with related interest expense of $0.1 million, $0.1 million and $0.2 million, respectively.

The capitalized software licenses are being amortized ratably over the respective two-year terms of the agreements and are included as a component of cost of product revenues and cost of maintenance revenues in the amount of $1.7 million and $0.7 million, $1.4 million and $0.6 million, and $1.7 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively.

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

Business Combinations

We account for business combinations in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), which requires the purchase method of accounting for business combinations. In accordance with the guidance, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with the guidance, we allocate the purchase price of our business combinations to the tangible assets, intangible assets and liabilities acquired based on their estimated fair values. We record the excess of the purchase price over the total of those fair values as goodwill.

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

The Company tests goodwill for impairment annually on November 1 of each fiscal year, and more frequently if events merit. The Company performs this fair-value based test in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets” (“ASC 350”). Future goodwill impairment tests could result in a charge to earnings.

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

Cost of Computer Software Developed or Obtained for Internal Use

The Company capitalizes certain costs incurred for computer software developed or obtained for internal use, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For fiscal 2010 the Company has capitalized software costs for the development of internal use software amounting to $3.0 million. No such software costs were capitalized for fiscal 2009. Amortization of these costs capitalized in accordance with the guidance will begin when the new software is ready for its intended use and will be amortized over the estimated useful life of the software generally on a straight-line basis unless another systematic and rational basis is more representative of the software’s use.

Research and Development Expenses

The Company expenses research and development expenses in the period in which these costs are incurred.

Advertising Expenses

Advertising costs are expensed as incurred. The Company incurred $0.2 million in advertising expenses in each of fiscal years 2010, 2009 and 2008.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC 740 “Accounting for Income Taxes”, (“ASC 740”). The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves determining income tax expense together with calculating the deferred income tax expense (benefit) related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred tax assets and liabilities are measured using tax rates currently in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry-forwards, if it is more likely than not that the tax benefits will be realized. These temporary differences result in deferred tax assets and liabilities. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Changes in these estimates may result in significant increases or decreases to the Company’s tax provision in a period in which such estimates are charged, which would affect net income.

The Company adopted ASC 740, “Accounting for Uncertainty in Income Taxes,” an interpretation of the guidance under ASC 740-10, on May 1, 2007. ASC 740-10 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition with respect to income tax uncertainty. Management judgment is required to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained, as well as the largest amount of benefit from each sustained position that is more likely than not to be realized.

As of April 30, 2010 and in accordance with ASC 740, the Company evaluated its need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income, and determined that the valuation allowance was no longer necessary. As such, we released $18.6 million of the valuation allowance as an offset against all of our U.S. and state deferred tax assets resulting in a net benefit in our provision for income taxes.

Stock-Based Compensation Expense

Effective May 1, 2006, the Company adopted the provisions and guidance under ASC Topic 718 “Compensation-Stock Compensation” (“ASC 718”), using the prospective-transition method. In accordance with the guidance, beginning on May 1, 2006 measurement and recognition of compensation expense for all awards made to employees and directors is recognized based on estimated fair values. In accordance with the guidance, the Company uses the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of the stock options on the grant dates, and the Company amortizes the fair value of compensation on a straight-line basis.

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

Fair Value Measurement

In accordance with the guidance under ASC Topic 820-10 “Fair Value Measurements and Disclosures” (“ASC 820-10”), the Company measures its financial assets and liabilities at fair value. On May 1, 2009, the Company adopted the guidance for non-financial assets and liabilities measured at fair value. Non-recurring non-financial assets and non-financial liabilities include those measured at fair value and tested for impairment, including goodwill and intangible assets. The adoption of the guidance did not impact the consolidated results of operations, financial condition or cash flows.

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. On a recurring basis, the Company measures certain financial assets, comprised of money market accounts, certificates of deposit and U.S. treasury bills based on Level 1 inputs at fair value. The Company is required to measure and disclose the fair value of outstanding financial liabilities on a recurring basis. The fair value of financial obligations relating to the capitalized software licenses, based on quoted interest rates (Level 2 inputs) for the remaining duration of the liabilities, approximated carrying value.

In accordance with the guidance, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2010 and 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

As of April 30, 2010:
Cash and cash equivalents	$137,358	$—	$—	$137,358
Marketable securities	12,013	—	—	12,013
Capitalized software license obligations	—	2,832	—	2,832

Total	$149,371	$2,832	—	$152,203

	Level 1	Level 2	Level 3	Total

As of April 30, 2009:
Cash and cash equivalents	$90,467	$—	$—	$90,467
Restricted cash	842	—	—	842
Capitalized software license obligations	—	363	—	363

Total	$91,309	$363	$—	$91,672

As of April 30, 2010, there were approximately $15.0 million in U.S. Treasury bills maturing in less than 3 months and included in cash and cash equivalents, approximately $7.0 million in certificates of deposit maturing within the next three months, and approximately $5.0 million in U.S. treasury bills maturing within the next five months. For the year ended April 30, 2010, there were unrealized gains of approximately $2,000 attributable to interest rate changes, the amount of which is considered insignificant and temporary in nature.

Recent Accounting Pronouncements

In May 2009, the FASB issued revised guidance under ASC Topic 855-10, “Subsequent Events” (“ASC 855-10”), which establishes principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: (i) the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and (ii) the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. An entity shall recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. This guidance was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this guidance effective May 1, 2009.

In February 2010, the FASB issued ASU No. 2010-09, amending Subsequent Events (Topic 855) Certain Recognition and Disclosure Requirements (“ASU 2010-09”). This guidance addresses the interaction between Topic 855 and related SEC reporting requirements. The amendment removes the requirement for SEC filers to disclose a date through which subsequent events have been evaluated. The amendment is effective upon issuance and has been adopted by the Company for the fiscal quarter ended January 31, 2010, the adoption of which did not impact the condensed consolidated results of operations, financial condition or cash flows.

In June 2009, the FASB issued ASC Topic 105-10 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105-10”), which approved the FASB Accounting

Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the guidance effective August 1, 2009. All references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated results of operations, financial condition or cash flows.

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

Basic and diluted net income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common shares that were outstanding during the period on a weighted average basis. Potentially dilutive common shares consist of various employee stock awards including, common shares issuable upon exercise of stock options, and shares purchasable under the ESPP.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2010	2009	2008

Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$28,387	$9,913	$(2,009)

Denominator for basic net income (loss) per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income (loss) per common share-basic	33,434	31,233	25,936

Denominator for diluted net income (loss) per share:
Shares used above, basic	33,434	31,233	25,936
Stock options	2,763	2,266	—
Shares subject to repurchase	—	51	—

Denominator for diluted net income (loss) per share:	36,197	33,550	25,936

Net income (loss) per common share:
Basic	$0.85	$0.32	$(0.08)

Diluted	$0.78	$0.30	$(0.08)

As the Company had a net loss for fiscal 2008, basic and diluted net loss per share are the same. The weighted-average shares used in the computation of basic and diluted net loss per share for the 2008 net loss period presented is net of shares subject to repurchase.

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

	Fiscal Year Ended April 30,
	2010	2009	2008

Convertible preferred stock (as converted)	—	—	11,046
Options to purchase common stock	291	1,354	2,484
Common stock subject to repurchase	—	—	153
Warrants to purchase common stock and convertible preferred stock (as converted)	—	—	13

Total	291	1,354	13,696

4.	Balance Sheet Details

Property and Equipment, Net

Property and equipment as of April 30, 2010 and 2009 consisted of the following (in thousands):

	As of April 30,
	2010	2009

Computers and equipment	$7,341	$7,064
Furniture and fixtures	1,595	1,072
Software	3,784	788
Leasehold improvements	2,538	2,337

	15,258	11,261
Less: accumulated depreciation and amortization	(7,084)	(6,845)

Property and equipment, net	$8,174	$4,416

Depreciation expense was $1.9 million, $2.1 million and $1.6 million for fiscal 2010, 2009 and 2008, respectively. Amortization expense was $0.6 million, $0.4 million and $0.3 million for fiscal 2010, 2009 and 2008, respectively. Assets acquired until capital lease obligations, reflected in computers and equipment balances as of April 30, 2010 and 2009 amount to $0.8 million and $0.1 million, respectively. As of April 30, 2010, remaining capital lease obligations for 2011, 2012 and 2013 are $0.3 million, $0.3 million and $0.1 million, respectively. Amortization of assets acquired under capital lease obligations is included in depreciation and amortization.

Goodwill and Intangible Assets, Net

The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of April 30, 2010 and 2009 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of April 30, 2010:	in Years	Amount	Amortization	Amount

Core and developed technologies	5.00	$1,970	$(1,611)	$359
Customer installed-base relationships	6.00	80	(66)	14
Employee non-compete agreements	5.00	1,160	(1,103)	57

Total		$3,210	$(2,780)	$430

Goodwill				$5,746

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of April 30, 2009:	in Years	Amount	Amortization	Amount

Core and developed technologies	5.00	$1,970	$(960)	$1,010
Customer installed-base relationships	6.00	80	(53)	27
Employee non-compete agreements	5.00	1,160	(878)	282

Total		$3,210	$(1,891)	$1,319

Goodwill				$5,746

Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.9 million, $0.8 million and $0.6 million for fiscal 2010, 2009, and 2008, respectively.

There was no impairment of goodwill or intangible assets for fiscal 2010 or 2009.

As of April 30, 2010, future estimated amortization costs per year for the Company’s existing intangible assets other than goodwill are estimated as follows (in thousands):

Estimated
Amortization
As of April 30, 2010:	Expense

Fiscal 2011	425
Fiscal 2012	5

Total	$430

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	As of April 30,
	2010	2009

Accrued bonus	$5,264	$5,441
Accrued commissions	3,985	2,807
Accrued vacation	2,832	2,273
Accrued payroll taxes	727	667
Accrued ESPP	520	346
Other compensation and benefits	731	137

Total accrued compensation and benefits	$14,059	$11,671
Less accrued compensation and benefits, current portion	(13,633)	(11,671)

Accrued compensation and benefits, non-current	$426	$—

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	As of April 30,
	2010	2009

Deferred product revenues	$10,757	$9,786
Deferred maintenance revenues	46,675	32,408
Deferred services revenues	3,479	2,854

Total deferred revenues	60,911	45,048
Less deferred revenues, current portion	(49,674)	(36,160)

Deferred revenues, non-current	$11,237	$8,888

5.	Commitments and Contingencies

The Company and its subsidiaries operate from leased premises in the United States, Asia and Europe with lease periods expiring through fiscal 2018. In November 2009, the Company entered into a lease extension through May 2017, adding additional office space to the lease for its corporate headquarters. This lease agreement includes a rent escalation clause of 3% per annual lease term through expiration in May 2017. The Company recognizes expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Future minimum lease payments under the Company’s noncancelable operating leases as of April 30, 2010 are as follows (in thousands):

Amount of
Fiscal Year Ending April 30:	Payments

2011	$3,354
2012	3,024
2013	3,045
2014	3,137
2015 and thereafter	10,273

Total future minimum lease payments	$22,833

Rent expense under all operating leases was approximately $3.6 million, $3.5 million and $3.0 million for fiscal 2010, 2009 and 2008, respectively.

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

The Company generally provides a warranty for its products and services to its customers and accounts for its warranties under ASC 450-10. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of April 30, 2010 or April 30, 2009.

7.	Stockholders’ Equity

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

Preferred Stock

The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue at its discretion preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of such series’ qualifications, limitations or restrictions. The Board of Directors also can increase or decrease the number of authorized shares of any series, but not below the number of shares of that series then outstanding, without any further vote or action by the Company’s stockholders. There are 10,000,000 shares of undesignated preferred stock authorized, none of which were issued and outstanding as of April 30, 2010 and 2009.

Common Stock Reserved for Issuance

Number of shares of common stock reserved for future issuance is as follows:

As of April 30,
2010

Options available for future grant under the 2007 Equity Incentive Plan	4,222,243
Options outstanding under the stock option plans	6,734,350
Shares reserved for future issuance under the 2007 Employee Stock Purchase Plan	1,068,798

Total shares reserved	12,025,391

Stock Plans

2007 Equity Incentive Plan.  In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Equity Incentive Plan, which became effective in February 2008. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. The number of shares available for grant and issuance under the 2007 Equity Incentive Plan will automatically increase on each January 1 of 2009 through 2012 by an amount equal to 4% of the Company’s shares outstanding on the immediately preceding December 31, unless the Company’s Board of Directors, in its discretion, determines to make a smaller increase. During fiscal 2009 and 2010, the Company registered 2,618,006 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Option Plan and the Company’s 2002 Stock Plan that expire or are otherwise forfeited automatically roll into and are made available for issuance under the 2007 Equity Incentive Plan. As of April 30, 2010, since adoption of the 2007 Equity Incentive Plan, an aggregate of 914,499 of additional shares issued under the Company’s 2000 Stock Option Plan and the Company’s 2002 Stock Plan have become available for grant and issuance as a result of expiration, forfeitures or repurchases by the Company.

2007 Employee Stock Purchase Plan.  In November 2007, the Board of Directors and the Company’s stockholders approved the 2007 Employee Stock Purchase Plan, which became effective in February 2008. A total of 1,000,000 shares of the Company’s common stock were originally authorized. The number of shares reserved for issuance under the Company’s 2007 Employee Stock Purchase Plan will increase automatically on January 1 of each of the first eight years commencing with 2009 by the number of shares equal to 1% of the Company’s total outstanding shares as of the immediately preceding December 31 (rounded to the nearest whole share). The Board of Directors or its compensation committee may reduce the amount of the increase in any particular year. During fiscal 2009 and 2010, a total of 654,501 additional shares were registered for issuance under the ESPP.

Stock Plan Activity

A summary of the Company’s stock option activity during fiscal 2010, 2009 and 2008, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)

Options outstanding as of April 30, 2007	1,675,840	5,772,812	3.95	8.31	$31,003
Options authorized	4,000,000	—	—
Options granted	(1,731,313)	1,731,313	9.78
Options exercised	—	(402,260)	2.30
Options canceled	414,820	(414,820)	6.10
Shares repurchased	6,845	—

Options outstanding as of April 30, 2008	4,366,192	6,687,045	5.43	7.89	15,142

Options authorized	1,260,416	—	—
Options granted	(1,752,950)	1,752,950	7.73
Options exercised	—	(852,793)	2.40
Options canceled	646,206	(646,206)	8.42
Shares repurchased	235	—

Options outstanding as of April 30, 2009	4,520,099	6,940,996	6.10	7.30	62,464

Options authorized	1,357,590	—	—
Options granted	(2,038,986)	2,038,986	20.44
Options exercised	—	(1,862,092)	21.02
Options canceled	383,540	(383,540)	12.71

Options outstanding as of April 30, 2010	4,222,243	6,734,350	10.41	7.34	83,505

Vested and expected to vest as of April 30, 2010, net of anticipated forfeitures		5,865,619	10.41	7.34	72,733

Vested and exercisable as of April 30, 2010		3,466,228	6.08	6.29	58,001

The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.

The following table summarizes additional information regarding outstanding options as of April 30, 2010:

	Options Outstanding
		Weighted-	Options Vested and Exercisable
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share

$0.12-0.80	633,177	3.72	633,177	$0.46
$4.00-5.98	688,745	6.56	486,030	4.13
$6.08-6.80	1,551,285	6.54	1,359,174	6.59
$7.17-8.95	1,064,397	7.95	406,407	8.24
$9.00-10.00	851,613	7.47	504,588	9.81
$11.08-17.65	259,917	9.05	17,742	12.14
$18.00-24.47	1,097,758	8.71	59,110	21.90
$24.49-28.15	587,458	9.64	—	—

Total	6,734,350	7.34	3,466,228	$6.08

Total intrinsic value of options exercised for fiscal 2010, 2009 and 2008 was $30.2 million, $6.6 million and $3.0 million, respectively, determined at the date of option exercise.

8.	Stock-Based Compensation

During fiscal 2010, 2009 and 2008, the Company recorded stock-based compensation under ASC 718 as described below (in thousands):

	Fiscal Year Ended April 30,
	2010	2009	2008

Stock-based compensation under ASC 718	$8,959	$5,117	$4,186
Stock-based compensation under prospective transition method for option awards granted prior to the adoption of ASC 718	—	19	91
Amortization of restricted stock awards in connection with the acquisition of Enira Technologies, LLC	—	34	404
Stock-based compensation under Employee Stock Purchase Plan	1,247	975	245

Total	$10,206	$6,145	$4,926

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

The Company adopted ASC 718 using the prospective-transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of fiscal 2007. The consolidated financial statements for fiscal 2010, 2009 and 2008, reflect the impact of the guidance. In accordance with the prospective-transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718.

The Company used the Black-Scholes option pricing model to determine the fair value of option awards granted. The Black-Scholes model requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of the Company’s stock over the term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. These assumptions used in the pricing model are determined by the Company at each grant date. The expected volatility of options granted is determined using a combination of weighted-average measures of the peer group of companies of the implied volatility and the historical volatility for a period equal to the expected life of the option, and the

Company’s historical volatility. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual term of the Company’s options. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. As the Company has not paid and does not anticipate paying cash dividends on outstanding shares of common stock, the expected dividend yield is assumed to be zero. In addition, the guidance requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. The Company applies an estimated annual forfeiture rate of 5%, based on its historical forfeiture experience during the previous six years, in determining the expense recorded in its consolidated statement of operations. The forfeiture rate is graded and results in a weighted average effective forfeiture rate of 12.9%, 8.6%, and 5.5% for fiscal 2010, 2009, and 2008, respectively.

Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those option exercises are classified as financing cash flows. For fiscal 2010 and 2009, the Company recorded excess tax benefits resulting from tax deductions in excess of the compensation cost recognized amounting to $8.3 million and $1.3 million, respectively. In connection with our adoption of ASC 718, we use the “with-and-without” approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the tax effect of pre-tax income from continuing operations, to determine the recognition and measurement of excess tax benefits. In addition, we have elected to account for indirect effects of stock-based awards on other tax attributes, such as research tax credits, through our statements of operations. Accordingly, we have elected to recognize excess tax benefits from the exercise of stock options in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. The portion of the stock option tax benefits that will be recorded to equity when the Company reduces taxes payable is approximately $1.8 million. Pursuant to ASC 718, section SC4.14 titled “Net Operating Loss Carryforwards”, the Company tracks the portion of its deferred tax assets related to tax benefits resulting from stock option deductions in a separate memo account. As of April 30, 2010, these amounts are not included in the Company’s gross or net deferred tax assets.

Valuation and Expense Information

The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Fiscal Year Ended April 30,
	2010	2009	2008

Risk-free interest rate	2.41%	3.13%	4.22%
Expected volatility	57%	52%	55%
Expected life (years)	5.64	5.74	5.25

Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $11.00, $3.96 and $5.17 per share for fiscal 2010, 2009 and 2008, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements during fiscal 2010, 2009 and 2008, as a result of the Company’s adoption of ASC 718, were as follows (in thousands):

	Fiscal Year Ended April 30,
	2010	2009	2008

Cost of maintenance revenues	$445	$216	$106
Cost of services revenues	225	142	115

Stock based compensation expense included in cost of revenues	670	358	221
Operating expenses:
Research and development	2,177	1,342	1,356
Sales and marketing	3,418	2,451	2,685
General and administrative	3,941	1,994	664

Stock based compensation expense included in operating expenses	9,536	5,787	4,705

Stock based compensation expense included in net income (loss)	$10,206	$6,145	$4,926

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

As of April 30, 2010 and 2009 there was $21.1 million and $11.1 million, respectively, of total unrecognized stock based compensation expenses under ASC 718, net of estimated forfeitures, that the Company expects to recognize over the requisite service period. As of April 30, 2010 and 2009, total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 2.85 and 2.61 years, respectively. The total fair value of all shares vested during fiscal 2010 was $6.5 million.

During fiscal 2010, the Company granted 2,038,986 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $14.33 to $28.15 per share at a weighted-average per share price of $20.44.

Employee Stock Purchase Plan

In November 2007, the Board of Directors and the Company’s stockholders approved the ESPP, which became effective in February 2008. A total of 1,654,501 shares of the Company’s common stock have been reserved for issuance under the ESPP since inception, including the annual increases each January pursuant to its “evergreen” provision. Under the ESPP, employees may purchase shares of common stock at a price that is 85% of the lesser of the fair market value of the Company’s common stock as of beginning or the end of each offering period. The ESPP provides for consecutive offering periods of six months each, except for the first such offering period which commenced on February 14, 2008 and ended on September 15, 2008.

During fiscal 2010 and 2009, 212,335 and 373,368 shares respectively were purchased under the ESPP at a weighted average purchase price per share of $9.77. Total cash proceeds from the purchase of shares under the ESPP were $3.0 million and $2.8 million, respectively. As of April 30, 2010 there was an aggregate of 1,068,798 shares of common stock available for issuance pursuant to future rights to acquire stock under the ESPP.

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

	Fiscal Year Ended April 30,
	2010	2009	2008

Risk-free interest rate	0.32%	1.32%	2.11%
Expected volatility	70%	61%	53%
Expected life (years)	0.50	0.52	0.58

Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $6.10, $3.24 and $2.77 per share for fiscal 2010, 2009 and 2008, respectively. For fiscal year ended 2010, 2009 and 2008, the Company recorded stock-based compensation expense associated with its ESPP of $1.2 million, $1.0 million and $0.2 million, respectively. As of April 30, 2010 and 2009 there was $0.5 million and $0.4 million, respectively, of total unrecognized compensation expenses under ASC 718, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending September 15, 2010.

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

The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributable to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of April 30, 2010, 2009 and 2008, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.

Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Fiscal Year Ended April 30,
	2010	2009	2008

Total revenues by geography:
United States:
Products	$73,047	$58,189	$40,021
Maintenance	40,580	28,574	21,042
Services	15,967	12,897	7,280

Total	129,594	99,660	68,343

EMEA:
Products	23,429	11,432	12,923
Maintenance	8,239	5,867	3,960
Services	2,082	2,110	1,564

Total	33,750	19,409	18,447

Asia Pacific:
Products	4,983	4,422	3,553
Maintenance	2,336	1,872	1,305
Services	377	653	619

Total	7,696	6,947	5,477

Other Americas:
Products	5,109	6,573	7,267
Maintenance	3,581	2,208	1,301
Services	1,654	1,371	710

Total	10,344	10,152	9,278

Total revenues	$181,384	$136,168	$101,545

10.	Income Taxes

The Company’s book income (loss) before provision (benefit)for income taxes is as follows (in thousands):

	Fiscal Year Ended April 30,
	2010	2009	2008

Current:
Federal	$18,011	$11,804	$(2,360)
Foreign	968	673	1,482

Total	$18,979	$12,477	$(878)

The provision (benefit) for federal, state and foreign income tax expense on income from continuing operations consists of the following (in thousands):

	Fiscal Year Ended April 30,
	2010	2009	2008

Current:
Federal	$7,201	$1,312	$150
State	1,608	731	185
Foreign	351	371	512

Total Current	9,160	2,414	847

Deferred:
Federal	(12,025)	130	250
State	(6,385)	20	34
Foreign	(157)	—	—

Total Deferred	(18,567)	150	284

Total provision (benefit)	$(9,407)	$2,564	$1,131

A reconciliation of income taxes at the statutory federal income tax rate of 35% for fiscal 2010 and 34% for fiscal years 2009 and 2008 to the income tax expense provision (benefit) included in the accompanying consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended April 30,
	2010	2009	2008

U.S. federal taxes (benefit) at statutory rate	$6,643	$4,242	$(298)
State tax expense, net	(3,105)	482	122
Foreign taxes	—	1	512
Net operating losses not benefited (benefited)	(448)	(969)	(653)
Alternative minimum tax	—	—	149
Tax credits	(347)	(1,202)	—
Stock option expense	199	746	905
Meals and entertainment	181	131	101
Amortization of tax deductible goodwill	—	150	284
Change in valuation allowance	(12,344)	(725)	—
Other	(186)	(292)	9

Total provision (benefit)	$(9,407)	$2,564	$1,131

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets are as follows (in thousands):

	As of April 30,
	2010	2009

Deferred tax assets:
Net operating losses	$1,577	$1,998
Research credits	1,651	2,352
Non-deductible reserves and accruals	2,030	1,403
Non-deductible stock-based compensation	8,312	6,516
Deferred revenues	4,950	3,097
Intangibles	806	492
Other	129	91

Total deferred tax assets	19,455	15,949

Deferred tax liabilities:
Foreign earnings	(20)	(70)
Amortization of tax deductible goodwill	(562)	(434)

Total deferred tax liabilities	(582)	(504)

Valuation allowance	—	(15,879)

Net deferred tax assets (liabilities)	$18,873	$(434)

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets for each jurisdiction. The Company considers all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company determines it is more likely than not that some or all of its deferred tax assets will not be realized in the foreseeable future, the Company will consider the need for a valuation allowance. A change in the Company’s assessment regarding the realization of its deferred tax assets will impact its effective tax rate in the period the Company revises its assessment and in subsequent periods.

As of April 30, 2010 and in accordance with ASC 740, the Company evaluated of its need of a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income, and determined that the majority of its valuation allowance was no longer necessary. As such, the Company released $18.6 million of the valuation allowance as an offset against all of our U.S. and state deferred tax assets resulting in a net benefit to our provision for income taxes.

The valuation allowance decreased by ($18.6) million, ($2.7) million, and ($0.3) million for the fiscal years ended April 30, 2010, 2009, and 2008, respectively. On February 20, 2009, California enacted new legislation, which, among other things, provides for the election of single factor apportionment formula beginning in 2011. The effect of the new legislation reduced the carrying value of our California deferred assets by approximately $0.4 million as of April 30, 2010.

As of April 30, 2010, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $3.4 million, which expire beginning in fiscal 2020 if not utilized. The Company also has California net operating loss carry-forwards of approximately $11.0 million which expire beginning in fiscal 2015. The Company also has federal and California research and development tax credits of $3.0 million and $4.2 million for the fiscal year ended April 30, 2010. The federal research credits will begin to expire in fiscal 2020, and the California research credits have no expiration date.

Pursuant to ASC 718, section SC4.14 titled “Net Operating Loss Carryforwards,” the Company must tracks the portion of its deferred tax assets related to tax benefits resulting from stock option deductions in a separate memo account. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The portion of the stock option benefits that will be recorded to equity when the Company reduces taxes payable is approximately $1.8 million.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provision. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has experienced annual limitations in its ability to utilize its net operating losses due to ownership changes. Our current annual limitation amounts to $1.3 million as of April 30, 2010.

During fiscal 2007 the Company acquired substantially all of the assets of Enira Technologies, LLC in a taxable asset acquisition. For tax purposes, the goodwill acquired in a taxable asset acquisition is amortized over a period of 15 years, while ASC 350 provides that goodwill cannot be amortized but must be analyzed annually for impairment. In accordance with ASC 740, a deferred tax liability must be recorded to account for this tax deductible temporary difference and such liability may not be used as a source of income to support deferred tax assets. The Company has, therefore, recorded a non-cash charge of $0.1 million during fiscal 2008 and a corresponding deferred tax liability on the balance sheet to establish deferred tax liabilities related to the tax deductible amortization of goodwill since June 2006.

The Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes,” on May 1, 2007. As of April 30, 2010, the liability for uncertain tax positions increased to $0.4 million. In addition, as of April 30, 2009, the Company recorded a $2.5 million reduction to deferred tax assets for unrecognized tax benefits. As of April 30, 2010, the unrecognized tax benefit of $2.5 million increased to $3.0 million.

The Company’s total unrecognized tax benefit as of April 30, 2010, 2009 and 2008 was $3.4 million, $2.7 million and $2.1 million, respectively. For the year ended April 30, 2010 if the remaining balance of $3.4 million of unrecognized tax benefits were realized in a future period, it would result in a tax benefit and a reduction of the effective tax rate. For the years ended April 30, 2009 and 2008 without regard to the valuation allowance, if the balance of $2.7 million and $2.1 million, respectively, of unrecognized tax benefits would have been realized in a future period, it would have resulted in a tax benefit and a reduction of the effective tax rate. The Company does not expect any material changes to the amount of the unrecognized tax benefit associated with its uncertain tax positions within the next twelve months.

The following is a roll-forward of the total gross unrecognized tax benefit for fiscal 2010 (in thousands):

Balance as of May 1, 2007	$1,497
Tax positions related to current year:
Additions for current year items	615

Balance as of May 1, 2008	$2,112

Tax positions related to current year:
Additions for current year items	543
Additions for prior year items	96
Reductions for prior year items	(57)

Balance as of April 30, 2009	2,694

Tax positions related to current year:
Additions for current year items	671
Additions for prior year items	24
Reductions for prior year items	(22)

Balance as of April 30, 2010	$3,367

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. During the fourth quarter of fiscal 2010 the IRS notified the Company of its intent to audit fiscal years 2007 to 2009. The IRS will also make a determination regarding R&D tax credit carryforwards from calendar 2000 through April 30, 2009. Tax years 2001 to 2009 remain open to examination by state tax authorities, and the tax years 2005 to 2009 remain open to examination by the foreign tax authorities.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of April 30, 2010, 2009, and 2008 the Company had approximately $44,000, $37,000 and $23,000, respectively, of accrued interest or penalties associated with unrecognized tax benefits.

11.	Employee Benefit Plan

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

None

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

Based on the aforementioned evaluation, our chief executive officer and chief financial officer have concluded that as of April 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of April 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ArcSight, Inc.

We have audited ArcSight Inc.’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ArcSight Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ArcSight, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ArcSight, Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010 of ArcSight, Inc. and our report dated July 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
July 9, 2010

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

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2010.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2010. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:  The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements on page 55.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, on July 9, 2010, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.

By:	/s/ Thomas J. Reilly Thomas J. Reilly President and Chief Executive Officer (Principal Executive Officer)	By:	/s/ Stewart Grierson Stewart Grierson Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Reilly and Stewart Grierson as his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Reilly Thomas J. Reilly	President, Chief Executive Officer and Director (Principal Executive Officer)	July 9, 2010

/s/ Stewart Grierson Stewart Grierson	Chief Financial Officer (Principal Financial and Accounting Officer)	July 9, 2010

/s/ Sandra Bergeron Sandra Bergeron	Director	July 9, 2010

/s/ William P. Crowell William P. Crowell	Director	July 9, 2010

/s/ E. Stanton McKee, Jr. E. Stanton McKee, Jr.	Director	July 9, 2010

/s/ Craig Ramsey Craig Ramsey	Director	July 9, 2010

/s/ Scott A. Ryles Scott A. Ryles	Director	July 9, 2010

/s/ Ted Schlein Ted Schlein	Director	July 9, 2010

/s/ Roger Siboni Roger Siboni	Director	July 9, 2010

/s/ Ernest von Simson Ernest von Simson	Director	July 9, 2010

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Restated Certificate of Incorporation of ArcSight, Inc., as currently in effect.	S-1/A	333-145974	3.2	11/23/07
3.2	Amended and Restated Bylaws of ArcSight, Inc., as currently in effect.	S-1/A	333-145974	3.4	11/23/07
4.1	Form of ArcSight, Inc. common stock certificate.	S-1/A	333-145974	4.1	11/23/07
4.2	Amended and Restated Investors’ Rights Agreement, dated as of October 24, 2002, between ArcSight, Inc. and certain security holders of ArcSight, Inc.	S-1/A	333-145974	4.2	9/11/07
10.1	Form of Indemnity Agreement entered into between ArcSight, Inc. and its directors and executive officers.	S-1/A	333-145974	10.1	10/29/07
10.2	2000 Stock Incentive Plan.	S-1/A	333-145974	10.2	9/11/07
10.3	Forms of Stock Option Agreement and Stock Option Exercise Agreement under the 2000 Stock Incentive Plan.	S-1/A	333-145974	10.3	9/11/07
10.4	2002 Stock Plan, as amended.	S-1/A	333-145974	10.4	9/11/07
10.5	Forms of Stock Option Agreement and Stock Option Exercise Agreement under the 2002 Stock Plan.	S-1/A	333-145974	10.5	9/11/07
10.6	2007 Equity Incentive Plan.	S-1/A	333-145974	10.6	11/23/07
10.7	Form of Stock Option Agreement, Stock Option Exercise Agreement, Restricted Stock Agreement, Restricted Stock Units Award Agreement, Stock Appreciation Right Award Agreement, Performance Shares Award Agreement and Stock Bonus Award Agreement under the 2007 Equity Incentive Plan.	S-1/A	333-145974	10.7	11/23/07
10.8	2007 Employee Stock Purchase Plan.	S-1/A	333-145974	10.8	11/23/07
10.9	Form of Subscription Agreement under the 2007 Employee Stock Purchase Plan.	S-1/A	333-145974	10.9	11/23/07
10.10	Offer Letter, dated June 1, 2000, between ArcSight, Inc. and Hugh S. Njemanze.	S-1/A	333-145974	10.11	9/20/07
10.11	Offer Letter, dated January 24, 2003, between ArcSight, Inc. and Stewart Grierson, as amended.	S-1/A	333-145974	10.12	11/23/07
10.12	Offer Letter, dated October 5, 2006, between ArcSight, Inc. and Thomas Reilly, as amended.	S-1/A	333-145974	10.14	11/23/07
10.13	Fiscal Year 2011 Management Bonus Plan					X
10.14	Sales Commission Plan — FY 2011 (Kevin P. Mosher).					X
10.15	Lease Agreement, dated April 24, 2007, between ArcSight, Inc. and ECI Two Results LLC.	S-1/A	333-145974	10.17	9/11/07
10.16	First Amendment to Lease, dated November 18, 2009, between ArcSight, Inc. and ECI Two Results LLC.	10-Q	001-33923	10.01	12/9/09
10.17	Oracle PartnerNetwork Embedded Software License Distribution Agreement, dated May 31, 2009, as amended, between ArcSight, Inc. and Oracle USA, Inc.†	10-K	001-33923	10.16	7/9/09

Incorporated by Reference
Exhibit					Filing	Provided
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

21.1	Subsidiaries of ArcSight, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

†	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight, Inc. specifically incorporates it by reference.