Form 10-Q
period 2010-07-31
ArcSight Inc
filed 2010-09-08
CIK 1368582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Shares of ArcSight, Inc. common stock, $0.00001 par value per share, outstanding as of September 1, 2010: 34,611,535 shares.

ARCSIGHT, INC.
FORM 10-Q
Quarterly Period Ended July 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCSIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	As of	As of
	July 31,	April 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,743	$137,358
Marketable securities	19,991	12,013
Accounts receivable, net of allowance for doubtful accounts of $346 and $256, respectively	30,521	33,609
Deferred tax asset, current	9,547	8,807
Capitalized software licenses, current	1,913	2,303
Prepaid expenses and other current assets	4,638	6,557

Total current assets	197,353	200,647
Property and equipment, net	10,972	8,174
Deferred tax asset, non-current	11,025	10,649
Goodwill	5,746	5,746
Other long-term assets	648	987

Total assets	$225,744	$226,203

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,211	$5,039
Accrued compensation and benefits	8,579	13,633
Obligations for software licenses, current	2,264	2,832
Other accrued liabilities	7,996	5,696
Deferred revenues, current	45,789	49,674

Total current liabilities	68,839	76,874
Deferred revenues, non-current	10,168	11,237
Other long-term liabilities	2,828	2,516

Total liabilities	81,835	90,627
Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value per share; 150,000,000 shares authorized; 34,452,675 and 34,322,543 issued and outstanding as of July 31, 2010 and April 30, 2010, respectively	—	—
Additional paid-in capital	149,530	144,273
Accumulated other comprehensive loss	(243)	(290)
Accumulated deficit	(5,378)	(8,407)

Total stockholders’ equity	143,909	135,576

Total liabilities and stockholders’ equity	$225,744	$226,203

See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Products	$25,833	$18,265
Maintenance	16,649	11,919
Services	5,654	4,371

Total revenues	48,136	34,555

Cost of revenues:
Products	3,108	1,944
Maintenance(1)	2,623	1,925
Services(1)	4,541	2,630

Total cost of revenues	10,272	6,499

Gross profit	37,864	28,056
Operating expenses(1):
Research and development	7,406	5,598
Sales and marketing	17,996	14,785
General and administrative	7,513	6,018

Total operating expenses	32,915	26,401

Income from operations	4,949	1,655
Interest income	43	28
Other income (expense), net	(59)	(117)

Income before provision for income taxes	4,933	1,566
Provision for income taxes	1,904	551

Net income	$3,029	$1,015

Net income per common share, basic	$0.09	$0.03

Net income per common share, diluted	$0.08	$0.03

Shares used in computing basic net income per common share	34,380	32,685

Shares used in computing diluted net income per common share	36,854	35,249

(1)	Stock-based compensation expense included in above (see Note 8):

Cost of maintenance revenues	$140	$80
Cost of services revenues	103	33
Research and development	846	429
Sales and marketing	1,177	612
General and administrative	1,213	776
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,029	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603	609
Amortization of acquired intangibles	106	222
Stock-based compensation	3,479	1,930
Deferred tax assets	(1,116)	—
Excess tax benefit from stock-based compensation	(778)	(162)
Provision for allowance for doubtful accounts	94	26
Changes in operating assets and liabilities:
Accounts receivable	2,994	11,036
Prepaid expenses and other assets	2,542	299
Accounts payable	(833)	2,181
Accrued compensation and benefits	(5,005)	(5,180)
Other accrued liabilities	3,193	239
Deferred revenues	(4,954)	(3,225)

Net cash provided by operating activities	3,354	8,990
Cash flows from investing activities:
Maturities of marketable securities	7,015	—
Purchases of marketable securities	(14,993)	—
Purchases of property and equipment	(3,169)	(1,339)

Net cash used in investing activities	(11,147)	(1,339)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	778	162
Proceeds from exercise of stock options, net of repurchases	1,000	3,653
Payment of capital lease and software license obligations	(646)	(599)

Net cash provided by financing activities	1,132	3,216
Effect of exchange rate changes on cash	46	126

Net increase in cash and cash equivalents	(6,615)	10,993
Cash and cash equivalents at beginning of period	137,358	90,467

Cash and cash equivalents at end of period	$130,743	$101,460

Supplemental disclosure of cash flow information:
Property and equipment acquired under capital lease	$231	$177
Capitalized software obligations	—	$4,606
See accompanying Notes to Condensed Consolidated Financial Statements.

ARCSIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
     ArcSight, Inc. (“ArcSight” or the “Company”) is a leading provider of enterprise threat and risk management solutions that protect businesses and government agencies. The Company’s enterprise threat and risk management platform collects, consolidates and correlates network and user activity data across the enterprise so that businesses can rapidly detect, diagnose and manage both internal and external threats and risks across the organization for activities associated with critical assets and processes. With the Company’s enterprise threat and risk management platform and products, organizations can use the ArcSight platform to reduce risk, identify vulnerabilities, comply with regulations and protect their high-value digital assets from cyber-theft, cyber-fraud, cyber-warfare and cyber-espionage. The Company’s SIEM products deliver a centralized, real-time view of all activity or events across geographically dispersed and heterogeneous business and technology infrastructures. The Company’s log management products collect and store activity and event data for regulatory compliance, reporting and forensic analysis. Working together, these products collect, consolidate and correlate massive amounts of activity data, in the form of log events, from thousands of security point solutions, network and computing devices, databases and applications, enabling intelligent identification, prioritization and response to compliance and corporate policy violations, and external and insider threats. The Company’s specialized software and application packages deliver pre-packaged analytics and reports tailored to specific compliance and security initiatives, such as Sarbanes-Oxley (SOX), PCI, user monitoring and fraud detection. The Company is headquartered in Cupertino, California, and was incorporated on May 3, 2000 under the laws of the state of Delaware.
     Basis of Presentation and Consolidation
     The condensed consolidated balance sheet as of April 30, 2010 is derived from audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated on consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 9, 2010.
     Unaudited Interim Financial Information
     The accompanying interim consolidated balance sheet as of July 31, 2010, and the consolidated statements of income for the three months ended July 31, 2010 and 2009, and the consolidated statement of cash flows for the three months ended July 31, 2010 and 2009, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of July 31, 2010, its results of operations for the three months ended July 31, 2010 and 2009, and its statement of cash flows for the three months ended July 31, 2010 and 2009. The results of operations for the three months ended July 31, 2010 are not necessarily indicative of the results to be expected for fiscal 2011 or for any other interim period or for any other future year.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on its historical experience, knowledge of current conditions, and its beliefs on what could occur in the future, given available information. Estimates, assumptions and judgments, are used for, but are not limited to, revenue recognition, determination of fair value of stock and stock-based awards, valuation of goodwill and intangible assets acquired in business combinations, impairment of goodwill and other intangible assets, amortization of intangible assets, contingencies and litigation, accounting for income taxes, including the need for a valuation reserve on deferred tax assets and uncertain tax positions, allowances for doubtful accounts, valuations of cash equivalents and marketable securities, and accrued liabilities such as bonus accruals. Actual results may differ from those estimates, and such differences may be material to the financial statements.
2. Significant Accounting Policies
     Cash and Cash Equivalents and Marketable Securities
     The Company maintains its cash and cash equivalents in accounts consisting of high-credit quality financial instruments. The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of money market accounts on deposit with two banks and are stated at cost, which approximates fair value.
     Marketable securities were $20.0 million and $12.0 million as of July 31, 2010 and April 30, 2010, respectively. The Company determines the appropriate classification of the securities at the time of purchase and re-evaluates the designation as of each balance sheet date. As of July 31, 2010, all marketable securities are considered available-for-sale. Marketable securities consist principally of taxable, short-term marketable certificates of deposit and U.S. Treasury notes, with original maturities between three and nine months. Marketable securities are stated at estimated fair value with unrealized gains and losses reported in accumulated other comprehensive loss. Unrealized gain recorded net of tax benefit amounted to $7,000 and $3,000 for the three months ended July 31, 2010 and for fiscal 2010, respectively. A decline in the market value of any available-for sale security below cost that is deemed to be other-than-temporary results in an impairment which reduces the carrying amount of the security to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the costs of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reason for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and the general market conditions. There were no other-than-temporary impairments for the three months ended July 31, 2010. The specific identification method is used to determine the costs of securities disposed of, with realized gains and losses reflected in other expense, net. Investments are anticipated to be used for current operations.
     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for potential future estimated losses resulting from the inability or unwillingness of certain customers to make all of their required payments. The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. This assessment requires significant judgment. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, the Company assesses the impact on amounts recorded for bad debts and, if necessary, records a charge in the period the determination is made. If the financial condition of its customers or any of the other factors the Company uses to analyze creditworthiness were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts as of July 31, 2010. The allowance for doubtful accounts was $0.3 million as of July 31, 2010 and April 30, 2010.
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
     One customer accounted for more than 10% of total revenues for the three months ended July 31, 2010. No customers or resellers accounted for more than 10% of total revenues for the three months ended July 31, 2009. The Company had two customers and one reseller with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 17% and 13%, and 13%, respectively, of net accounts receivable as of July 31, 2010. As of April 30, 2010, the Company had two resellers with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with balances of 15% and 10% of net accounts receivable. Reseller accounts receivable balances greater than 10% are comprised of multiple customers and often multiple transactions with those customers.
     For the three months ended July 31, 2010 and July 31, 2009, the Company derived 31% and 28% of its revenues, respectively, from contracts with agencies of the U.S. federal government.
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
     Resellers, channel partners and systems integrators purchase products for specific end-users and do not hold inventory. Resellers and systems integrators perform functions that include delivery to the end customer, installation or integration and post-sales service and support. The agreements with these resellers and systems integrators have terms that are generally consistent with the standard terms and conditions for the sale of the Company’s products and services to end-users and do not provide for product rotation or pricing allowances. For sales to direct end-users and systems integrators, the Company recognizes product revenue upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded only upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, where delivery is to be made to a reseller upon the request of either the end-user or the reseller, and all other criteria for revenue recognition have been met, it is the Company’s practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. For end-users, resellers and system integrators, the Company generally has no significant obligations for future performance such as rights of return or pricing credits.
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
     Derivative Financial Instruments
     The majority of the Company’s sales are denominated in United States dollars; however, there are some sales transactions denominated in foreign currencies. In addition, the Company’s foreign subsidiaries pay their expenses in local currency. Therefore, movements in exchange rates could cause net sales and expenses to fluctuate, affecting the Company’s profitability and cash flows. The Company’s general practice is to use foreign currency forward contracts to reduce its exposure to foreign currency exchange rate fluctuations. Unrealized gains and losses associated with these foreign currency contracts are reflected in the Company’s balance sheet and recorded in prepaid expenses and other current assets or accrued expenses and other current liabilities. Changes in fair value and premiums paid for foreign currency contracts are recorded directly in other income and expense in the consolidated statements of income. Cash flows from such derivatives are classified as operating activities. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on the Company’s net income. During the first quarter of fiscal 2011 and 2010, the Company considered the net results of the use of foreign currency forward contracts to be an effective mechanism to minimize the fluctuations and movements in exchange rates that affect the Company’s profitability and cash flows. All of the Company’s foreign currency forward contracts mature within 12 months from the balance sheet date. The Company does not use derivatives for speculative or trading purposes, nor does the Company designate its derivative instruments as hedging instruments, as defined by the Financial Accounting Standard Board (“FASB”) under Accounting Standards Codification (“ASC”) Topic 815, “Accounting for Derivative Instruments in Hedging Activities” (“ASC 815”).
     As of July 31, 2010 and April 30, 2010, the notional amount of outstanding foreign currency derivatives classified as other current liabilities not designated as hedging instruments under the guidance was $1.8 million, and $0.3 million, respectively. As of July 31, 2010, approximately 81%, 14%, and 5% of the notional amount of the Company’s outstanding foreign currency derivatives were attributable to the Canadian dollar, Euro and British Pound Sterling currencies, respectively, and are due to expire within 60 days of the balance sheet date. As of April 30, 2010, approximately 60%, 24%, and 15% of the notional amount of the Company’s outstanding foreign currency derivatives were attributable to the Canadian dollar, Euro and British Pound Sterling currencies, respectively, and expired within 60 days of the balance sheet date. At July 31, 2010 and April 30, 2010, the fair value gain or (loss) adjustment to mark these instruments to market was $42,000 million and ($2,000), respectively, and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. For both the three months ended July 31, 2010 and 2009, the Company recorded ($0.1) million, in other income (expense), net, associated with foreign currency derivative contracts.
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

     In accordance with the guidance, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and April 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
As of July 31, 2010:
Cash and cash equivalents	$130,743	—	—	$130,743
Marketable securities	19,991	—	—	19,991
Capitalized software license obligations	—	$2,264	—	2,264

Total	$150,734	$2,264	—	$152,998

	Level 1	Level 2	Level 3	Total
As of April 30, 2010:
Cash and cash equivalents	$137,358	$—	$—	$137,358
Marketable securities	12,013	—	—	12,013
Capitalized software license obligations	—	2,832	—	2,832

Total	$149,371	$2,832	—	$152,203

     As of July 31, 2010 there were approximately $5.0 million in U.S. treasury bills maturing within the next two months, and approximately $15.0 million in U.S. treasury bills maturing within the next five months. As of April 30, 2010, there were approximately $15.0 million in U.S. Treasury bills maturing in less than 3 months and included in cash and cash equivalents, approximately $7.0 million in certificates of deposit maturing within the next three months, and approximately $5.0 million in U.S. treasury bills maturing within the next five months. Unrealized gains attributable to interest rate changes considered temporary in nature, were immaterial for all periods presented.
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
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	July 31,
	2010	2009
Numerator for basic and diluted net income per share:
Net income	$3,029	$1,015

Denominator for basic net income per share:
Weighted-average common shares, net of weighted-average shares subject to repurchase, used in computing net income per common share-basic	34,380	32,685

Denominator for diluted net income per share:
Shares used above, basic	34,380	32,685
Stock options	2,474	2,520
Shares purchasable under employee stock purchase plan	—	44

Denominator for diluted net income per share:	36,854	35,249

Net income per common share:
Net income per common share, basic	$0.09	$0.03

Net income per common share, diluted	$0.08	$0.03

     The following table sets forth the weighted-average number of shares subject to potentially dilutive outstanding securities, including the Company’s common stock options, that were excluded from the computation of diluted net income per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Options to purchase common stock	795	594

4. Balance Sheet Details
     Property and Equipment, Net
     Property and equipment consisted of the following (in thousands):

	As of	As of
	July 31,	April 30,
	2010	2010
Computers and equipment	$8,509	$7,341
Furniture and fixtures	2,013	1,595
Software	4,952	3,784
Leasehold improvements	2,895	2,538

	18,369	15,258
Less: accumulated depreciation and amortization	(7,397)	(7,084)

Property and equipment, net	$10,972	$8,174

     Depreciation expense was $0.5 million for both the three months ended July 31, 2010 and 2009. Amortization expense was $0.1 million for both the three months ended July 31, 2010 and 2009. Assets acquired under capital lease obligations, reflected in computers and equipment balances as of July 31, 2010 and April 30, 2010 amount to $0.2 million and $0.8 million, respectively. As of July 31, 2010, remaining capital lease obligations for the remainder of fiscal 2011, 2012, 2013, and 2014 are $0.3 million, $0.3 million, $0.2 million and $16,000, respectively. Amortization of assets acquired under capital lease obligations is included in depreciation and amortization.
     Capitalized Software Licenses Obligations
     On May 31, 2009, the Company renewed the software license agreement with Oracle USA, Inc. that authorizes the Company to integrate Oracle database software with the ArcSight ESM products and distribute ArcSight ESM products with the embedded database software as a component of the product. The agreement has a two year term that commenced on May 31, 2009 when the prior agreement with Oracle expired. The supporting royalty and technical support payments total $4.8 million over the license term. These software licenses represent purchases by the Company of the right to utilize and incorporate as a component of its product, the intellectual property of certain third parties. As a result of these purchases, the Company is contractually obligated to pay minimum royalties on fixed and determinable dates over a two-year period regardless of product sales being generated. These purchases have been recorded on the accompanying condensed consolidated balance sheets based on the discounted present value of the Company’s contractual payment obligations. During the three months ended July 31, 2010 and July 31, 2009, payments under these agreements amounted to $0.6 million each with related interest expense of $19,000 and $12,000, respectively.
     The capitalized software licenses are being amortized ratably over the respective two-year terms of the agreements and are included as a component of cost of product revenues and cost of maintenance revenues in the amount of $0.4 million and $0.2 million for the three months ended July 31, 2010 and 2009, respectively.
     Cost of Computer Software Developed or Obtained for Internal Use
     The Company capitalizes certain costs incurred for computer software developed or obtained for internal use, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the three months ended July 31, 2010 and July 31, 2009, ArcSight has capitalized software costs for the development of internal use software amounting to $4.0 million and $1.0 million, respectively. Amortization of these costs capitalized in accordance with the guidance will begin when the new software is ready for its intended use, which is expected during the second quarter of fiscal 2011, and will be amortized over the estimated useful life of the software generally on a straight-line basis unless another systematic and rational basis is more representative of the software’s use.

Goodwill and Intangible Assets, Net
     The estimated useful lives, gross carrying amount, accumulated amortization and net book value of goodwill and intangible assets as of July 31, 2010 and April 30, 2010 are as follows (dollars in thousands):

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of July 31, 2010:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(1,701)	$269
Customer installed-base relationships	6.00	80	(68)	12
Employee non-compete agreements	5.00	1,160	(1,117)	43

Total		$3,210	$(2,886)	$324

Goodwill				$5,746

	Estimated
	Weighted-
	Average	Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
As of April 30, 2010:	in Years	Amount	Amortization	Amount
Core and developed technologies	5.00	$1,970	$(1,611)	$359
Customer installed-base relationships	6.00	80	(66)	14
Employee non-compete agreements	5.00	1,160	(1,103)	57

Total		$3,210	$(2,780)	$430

Goodwill				$5,746

     Acquired intangible assets other than goodwill are amortized over their respective estimated useful lives to match the amortization to the benefits received. The total amortization expense related to intangible assets was $0.1 million and $0.2 million for the three months ended July 31, 2010 and 2009, respectively.
     There was no impairment of goodwill or intangible assets for the three months ended July 31, 2010 or in fiscal 2010.
     As of July 31, 2010, future estimated amortization costs for the Company’s existing intangible assets other than goodwill are $0.3 million for the remainder of fiscal 2011, and $5,000 for fiscal 2012.

     Accrued Compensation and Benefits
     Accrued compensation and benefits consist of the following (in thousands):

	As of July 31,	As of April 30,
	2010	2010
Accrued bonus	$2,015	$5,264
Accrued commissions	1,379	3,985
Accrued vacation	3,005	2,832
Accrued payroll taxes	359	727
Accrued ESPP	1,449	520
Other compensation and benefits	845	731

Total accrued compensation and benefits	$9,052	$14,059
Less accrued compensation and benefits, current portion	(8,579)	(13,633)

Accrued compensation and benefits, non-current	$473	$426

     Deferred Revenues
     Deferred revenues consist of the following (in thousands):

	As of July 31,	As of April 30,
	2010	2010
Deferred product revenues	$8,593	$10,757
Deferred maintenance revenues	43,380	46,675
Deferred services revenues	3,984	3,479

Total deferred revenues	55,957	60,911
Less deferred revenues, current portion	(45,789)	(49,674)

Deferred revenues, non-current	$10,168	$11,237

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
     Future minimum lease payments under the Company’s noncancelable operating leases as of July 31, 2010 are as follows (in thousands):

Amount of
As of July 31, 2010:	Payments
Remainder of 2011	$2,638
2012	3,131
2013	3,053
2014	3,145
2015 and thereafter	10,297

Total future minimum lease payments	$22,264

     Rent expense under all operating leases was approximately $1.2 million and $0.9 million for the three months ended July 31, 2010 and 2009, respectively.
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
     The Company generally provides a warranty for its products and services to its customers. To date, the Company’s product warranty expense has not been significant. Accordingly, the Company has not recorded a warranty reserve as of July 31, 2010 or April 30, 2010.
7. Stockholders’ Equity
     Common Stock Reserved for Issuance
     Number of shares of common stock reserved for future issuance is as follows:

As of July 31,
2010
Options available for future grant under the 2007 Equity Incentive Plan	3,099,929
Options outstanding under the stock option plans	7,726,532
ESPP shares reserved for future issuance	1,068,798

Total shares reserved	11,895,259

     Stock Plans
     2007 Equity Incentive Plan. A total of 4,569,015 shares of the Company’s common stock were originally authorized for future issuance under the 2007 Equity Incentive Plan, including shares that became available for grant upon the concurrent termination of the Company’s 2002 Stock Plan. Since inception, the Company has registered 2,618,006 additional shares of the Company’s common stock to be issuable under the 2007 Equity Incentive Plan. In addition, shares subject to outstanding grants under the Company’s 2000 Stock Option Plan and the Company’s 2002 Stock Plan that expire or are otherwise forfeited automatically roll into and are made available for issuance under the 2007 Equity Incentive Plan. As of July 31, 2010, since adoption of the 2007 Equity Incentive Plan, an aggregate of 971,560 of additional shares issued under the Company’s prior stock option plans have become available for grant and issuance as a result of forfeitures or repurchases by the Company.

     2007 Employee Stock Purchase Plan. A total of 1,000,000 shares of the Company’s common stock were originally authorized. Since inception, a total of 654,501 additional shares were registered for issuance under the ESPP.
     Stock Plan Activity
     A summary of the option activity under the 2007 Equity Incentive Plan, the 2002 Stock Plan and the 2000 Stock Incentive Plan for the three months ended July 31, 2010, is as follows:

	Outstanding Options
			Weighted-	Weighted-
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available	Number of	Price	Contractual	Intrinsic
	for Grant	Shares	per Share	Term (Years)	Value
					(In thousands)
Options outstanding as of April 30, 2010	4,222,243	6,734,350	10.41	7.34	83,505

Options granted	(1,179,375)	1,179,375	21.62
Options exercised	—	(130,132)	7.69
Options canceled	57,061	(57,061)	14.40

Options outstanding as of July 31, 2010	3,099,929	7,726,532	12.14	7.51	99,462

Vested and expected to vest as of July 31, 2010, net of anticipated forfeitures		6,714,358	12.14	7.51	86,432

Vested and exercisable as of July 31, 2010		3,903,831	7.15	6.35	69,708

     The aggregate intrinsic values shown in the table above are equal to the difference between the per share exercise price of the underlying stock options and the fair value of the Company’s common stock as of the respective dates in the table.
     The following table summarizes additional information regarding outstanding options as of July 31, 2010:

	Options Outstanding		Options Vested and Exercisable
		Weighted-
		Average		Weighted-
		Remaining		Average
	Number	Contractual	Number of	Exercise
Exercise Price	Outstanding	Life (Years)	Shares	Price per Share
$0.12-0.80	606,985	3.50	606,985	$0.47
$4.00-5.98	655,185	6.28	477,779	4.14
$6.08-8.95	2,577,349	6.86	1,885,383	7.00
$9.00-13.32	860,862	7.27	568,387	9.88
$14.15-19.68	1,166,218	8.91	296,137	17.83
$21.63-28.15	1,859,933	9.36	69,160	22.67

	7,726,532	7.51	3,903,831	$7.15

     Total intrinsic value of options exercised for the three months ended July 31, 2010 was $2.1 million, determined at the date of option exercise.

8. Stock-Based Compensation
     During the three months ended July 31, 2010 and 2009, the Company recorded stock-based compensation under ASC 718 as described below (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Stock-based compensation under stock option plans	$3,189	$1,683
Stock-based compensation under employee stock purchase plan	290	247

Total	$3,479	$1,930

     Accounting for Stock-Based Compensation
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
     Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those option exercises are classified as financing cash flows. For the quarter ended July 31, 2010 and fiscal 2010, the Company recorded excess tax benefits resulting from tax deductions in excess of the compensation cost recognized amounting to $0.8 million and $8.3 million, respectively.
     Valuation and Expense Information
     The weighted-average fair value calculations for options granted within the period are based on the following weighted-average assumptions set forth in the table below and assume no dividends will be paid. Options that were granted in prior periods are based on assumptions prevailing at the date of grant.

	Three Months Ended
	July 31,
	2010	2009
Risk — free interest rate	2.71%	2.26%
Expected volatility	56.0%	58%
Expected life (years)	5.70 years	5.66 years

     Based on these calculations, the weighted-average fair value per option granted to acquire a share of common stock was $11.56 and $9.60 per share for the three months ended July 31, 2010 and 2009, respectively. The compensation costs that have been included in the Company’s results of operations for these stock-based compensation arrangements for the three months ended July 31, 2010 and 2009, as a result of the Company’s adoption of ASC 718, were as follows (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Cost of maintenance revenues	$113	$55
Cost of services revenues	84	26

Stock based compensation expense included in cost of revenues	197	81
Operating expenses:
Research and development	731	306
Sales and marketing	1,078	539
General and administrative	1,183	757

Stock based compensation expense included in operating expenses	2,992	1,602

Stock based compensation expense included in net income	$3,189	$1,683

     Because the amount of stock-based compensation associated with the Company’s cost of products is not significant, no amounts have been capitalized for any of the periods presented.
     As of July 31, 2010 and April 30, 2010, there was $30.1 million and $21.1 million, respectively, of total unrecognized stock based compensation expenses under ASC 718, net of estimated forfeitures, that the Company expects to recognize over the requisite service period. As of July 31, 2010 and April 20, 2010, total unrecognized stock based compensation expenses related to non-vested awards are expected to be recognized over a weighted-average period of 3.13 years and 2.85 years, respectively. The total fair value of all shares vested during the quarter ended July 31, 2010 was $4.6 million. The total fair value of all shares vested during fiscal 2010 was $6.5 million.
     During the three months ended July 31, 2010, the Company granted 1,179,375 options. These options have exercise prices equal to the closing price of the Company’s common stock as quoted on the NASDAQ on the day of grant (or the most recent trading day if the date of grant is not a NASDAQ trading day), with exercise prices ranging from $19.01 to $24.70 per share at a weighted-average per share price of $21.62.
Employee Stock Purchase Plan
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

	Three Months Ended
	July 31,
	2010	2009
Risk-free interest rate	0.24%	0.46%
Expected volatility	49.1%	79%
Expected life (years)	0.50 years	0.50 years
     Based on these calculations, the weighted-average fair value per right to acquire shares of common stock was $7.59 and $4.37 per share for the three months ended July 31, 2010 and 2009, respectively. For the three months ended July 31, 2010 and 2009, the Company recorded stock-based compensation expense associated with its ESPP of $0.3 million and $0.2 million, respectively. As of July 31, 2010, there was $0.2 million of total unrecognized compensation expenses under the guidance, net of expected forfeitures, related to common stock purchase rights that the Company expects to amortize over the remaining offering period ending September 15, 2010.

     During fiscal 2010 and 2009, 212,335 and 373,368 shares respectively were purchased under the ESPP at a weighted average purchase price per share of $9.77. Total cash proceeds from the purchase of shares under the ESPP were $3.0 million and $2.8 million, respectively. No shares were purchased under the ESPP during the period ended July 31, 2010. As of July 31, 2010 there was an aggregate of 1,068,798 shares of common stock available for issuance pursuant to future rights to acquire stock under the ESPP.
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
     The CEO evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Revenues are attributed to geographic locations based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States and not allocated to any specific region. Therefore, geographic information is presented only for total revenues. As of July 31, 2010 and 2009, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were immaterial and less than one percent of the total net assets as of these dates.
     Total revenues by geographical region are based on the ship-to location and are as follows (in thousands):

	Three Months Ended
	July 31,
	2010	2009
Total revenues by geography:
United States:
Products	$18,428	$14,726
Maintenance	12,149	8,931
Services	4,638	3,230

Total	35,215	26,887

EMEA:
Products	3,896	2,612
Maintenance	2,805	1,644
Services	750	515

Total	7,451	4,771

Asia Pacific:
Products	1,207	490
Maintenance	662	524
Services	64	48

Total	1,933	1,062

Other Americas:
Products	2,302	437
Maintenance	1,033	820
Services	202	578

Total	3,537	1,835

Total revenues	$48,136	$34,555

10. Income Taxes
     The provision for income taxes is calculated in accordance with ASC 740, “Accounting for Income Taxes,” “Interim Financial Reporting,” and FASB interpretation under ASC 740 related to “Accounting for Income Taxes in the Interim Period,” as amended. The Company estimates income taxes for each of the jurisdictions in which it operates. This involves estimating actual current tax exposures and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing the Company’s ability to realize any future benefit from its deferred tax assets. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, operating results and financial position could be materially affected.
     The Company’s provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, non-deductible stock-based compensation, the Domestic Manufacturing Deduction, and various discrete items. The Company’s effective tax rate for the three months ended July 31, 2010 and July 31, 2009 was 38.6% and 35.4%, respectively.
     As of April 30, 2010 and in accordance with ASC 740, the Company evaluated its need for a valuation allowance based on historical evidence, trends in profitability and expectations of future taxable income, and determined that its valuation allowance was no longer necessary. As such, the Company released $18.6 million of the valuation allowance as an offset against all of its U.S. and state deferred tax assets resulting in a net benefit to the provision for income taxes.
     The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets for each jurisdiction. The Company considers all available evidence, both positive and negative, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If the Company determines it is more likely than not that some or all of its deferred tax assets will not be realized in the foreseeable future, the Company will consider the need for a valuation allowance at such time. A change in the Company’s assessment regarding the realization of its deferred tax assets will impact its effective tax rate in the period the Company revises its assessment and in subsequent periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended April 30, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on July 9, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We are a leading provider of enterprise threat and risk management solutions (“ETRM”) that protect businesses and government agencies. Our enterprise threat and risk management platform collects, consolidates and correlates network and user activity data across the enterprise so that businesses can rapidly detect, diagnose and manage both internal and external threats and risks across the organization for activities associated with critical assets and processes. With our enterprise threat and risk management platform and products, organizations can use the ArcSight platform to reduce risk, identify vulnerabilities, comply with regulations and protect their high-value digital assets from cyber-theft, cyber-fraud, cyber-warfare and cyber-espionage.
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
     We were founded in May 2000 and first sold our initial ESM product in June 2002. We initially funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. Our revenues have grown from $32.8 million in fiscal 2005 to $181.4 million in fiscal 2010, and were $48.1 million in our first quarter of fiscal 2011.
     In February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock, at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts of $3.8 million and offering expenses of $4.3 million.
     We achieved positive cash flows from operations in fiscal 2004 through 2010. We generated $3.4 million and $9.0 million in cash from our operating activities during the three months ended July 31, 2010 and 2009, respectively, and we generally expect to continue to generate positive cash flows from operating activities on an annual basis. As of July 31, 2010, we had cash, cash equivalents and marketable securities of $150.7 million, net accounts receivable of $30.5 million, and an aggregate of $25.9 million in accounts payable and accrued liabilities.

Important Factors Affecting Our Operating Results and Financial Condition
     We believe that the market for our products is still in the early stages of development, but may be entering a stage of more widespread adoption. We have identified factors that we expect to play an important role in our future growth and profitability. These factors are:
     Development and Introduction of New Products. We believe it is important that we continue to develop or acquire new products and services that will help us capitalize on opportunities in the enterprise threat and risk management market. An example of a new product introduced in fiscal 2010 is ArcSight FraudView, an appliance product that detects online fraud by evaluating and scoring financial transactions. We continue the enhancement of our SIEM and log management products and solutions, such as enhanced location-based intelligence for our ESM products in May 2009, an updated version of our ArcSight Express product in March 2010, version 4.5 of our ArcSight Logger product in June 2010, and making ArcSight Logger available as a software product, in July 2010. In addition, we continue to develop and release updates to complementary solution packages for our SIEM and log management products.
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
     Historically sales to U.S. commercial and governmental entities have represented a majority of our revenues, while international sales, including sales to agencies of foreign governments, have represented a smaller portion of our revenues. While the vertical make-up of our revenues will vary from period to period, over the long term we expect revenues from sales to U.S. commercial and governmental entities and sales to customers outside of the United States to each continue to grow in absolute dollars.
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
     As of July 31, 2010 and April 30, 2010, deferred product revenues were $8.6 million and $10.8 million, respectively, and are primarily related to product revenues to be recognized ratably over the term of the maintenance arrangements, prepayments in advance of delivery and other delivery deferrals. Deferred revenue and accounts receivable are reported net of adjustments for sales transactions invoiced during the period that are recognized as revenue in a future period once cash is received and all other revenue recognition criteria have been met. These net-down adjustments decrease both accounts receivable and deferred revenue. Accordingly, we believe that in order to understand the change in both deferred revenue and accounts receivable from one period to another the impact of these net-down adjustments should be considered. As of July 31, 2010 and April 30, 2010, deferred product revenues of $8.6 million and $10.8 million, respectively, were reduced by net-down adjustments of $7.7 million and $10.1 million, respectively. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     As of July 31, 2010 and April 30, 2010, deferred maintenance revenues were $43.4 million and $46.7 million, of which $36.2 million and $39.1 million represented current deferred maintenance revenues, respectively. Deferred maintenance revenues relate to advanced payments for support contracts that are recognized ratably. As of July 31, 2010 and April 30, 2010, the deferred maintenance revenues of $43.4 million and $46.7 million, respectively, were reduced by net-down adjustments of $5.0 million and $3.9 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for maintenance renewal support terms where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
Services Revenues
     Services revenues are generated from sales of services to our customers, including installation and implementation of our software, consulting and training. Professional services are not essential to the functionality of the associated software products. During fiscal 2010 and continuing through the first quarter of fiscal 2011, we continued to enter into an increasing number of service engagements to staff and manage the security operations center, or SOCs, of certain large customers. SOC engagements are typically longer in duration than other services engagements and support the day-to-day monitoring of customer SOC environments. We generally sell our services on a time-and-materials basis and recognize revenues as the services are performed. Services revenues have generally increased over time as we have sold and delivered installation and training services to our new customers and continued to sell training and consulting services to our existing customers, including our new SOC services.

     As of July 31, 2010 and April 30, 2010, deferred service revenues were $4.0 million and $3.4 million, respectively, in each case all of which represented current deferred services revenues. Deferred services revenues relate to customer payments in advance of services being performed. As of July 31, 2010 and April 30, 2010, the deferred service revenues of $4.0 million and $3.4 million, respectively were reduced by net-down adjustments of $0.9 million and $1.0 million, respectively. Net-down adjustments decrease both accounts receivable and deferred revenue and typically relate to billed but unpaid customer transactions for service engagements where services have not yet been provided, or where revenue from the customer is only recognized when cash has been paid and all other revenue recognition criteria have been met. See “Critical Accounting Policies, Significant Judgments and Estimates—Revenue Recognition” and Note 2 to our Consolidated Financial Statements (“Significant Accounting Policies—Revenue Recognition”) elsewhere in this report.
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
     Accounting for Income Taxes. Our provision for income taxes is calculated in accordance with ASC 740, Accounting for Income Taxes, (including ASC 740-270, Interim Financial Reporting), and FASB interpretation under ASC 740 related to Accounting for Income Taxes in the Interim Period, as amended, and other related guidance, and generally consists of tax expense related to current period earnings. We estimate income taxes in each of the jurisdictions in which we operate. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and tax credit carry-forwards, if it is more likely than not that the tax benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These deferred tax assets and liabilities are included within the consolidated balance sheets.
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
     As of July 31, 2010, based on all available evidence, we have determined a valuation allowance is not necessary. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine it is more likely than not that some or all of our deferred tax assets will not be realized in the foreseeable future, we will consider the need for a valuation allowance at such time. A change in our assessment regarding the realization of our deferred tax assets will impact our effective tax rate in the period in which we revise our assessment and in subsequent periods.
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
     Resellers, channel partners and systems integrators purchase products for specific end-users and do not hold inventory. Resellers and systems integrators perform functions that include delivery to the end customer, installation or integration and post-sales service and support. The agreements with these resellers and systems integrators have terms that are generally consistent with the standard terms and conditions for the sale of our products and services to end-users and do not provide for product rotation or pricing allowances. For sales to direct end-users, system integrators and channel partners, we recognize product revenue once either we or our system integrator or channel partner has a contractual agreement in place and upon transfer of title and risk of loss, which is generally upon shipment, provided all other criteria for revenue recognition have been met. Where sales are made through resellers, revenue is generally recorded upon shipment to the end-users, when all other criteria for revenue recognition have been met. In a limited number of instances, when delivery is to be made to a reseller upon the request of either the end-user or the reseller, and when all other criteria for revenue recognition have been met, it is our practice to recognize revenue on shipment to a reseller but only where an end-user has been identified prior to shipment. For end-users, resellers and systems integrators, we generally have no significant obligations for future performance such as rights of return or pricing credits.
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
     To determine the fair value of stock options granted after May 1, 2006, we have elected to use the Black-Scholes-Merton option pricing model, which requires, among other inputs, an estimate of the fair value of the underlying common stock on the date of grant and assumptions as to volatility of our stock over the expected term of the related options, the expected term of the options, the risk-free interest rate and the option forfeiture rate. As there had been no public market for our common stock prior to our IPO in February 2008, we have determined the volatility for options granted for fiscal 2008 and fiscal 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using weighted-average measures of the implied volatility and the historical volatility for this peer group of companies for a period equal to the expected life of the option. The weighted-average expected volatility for options granted for the three months ended July 31, 2010 and 2009 was 56% and 58%, respectively. The expected life of options has been determined considering the expected life of options granted by a group of peer companies and the average vesting and contractual terms of options granted to our employees. The weighted-average expected life of options granted for the three months ended July 31, 2010 and 2009 was 5.70 years and 5.66 years, respectively. For the three months ended July 31, 2010 and 2009, the weighted-average risk-free interest rate used was 2.71% and 2.26%, respectively. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas the former SFAS 123 guidance permitted companies to record forfeitures based on actual forfeitures, which was our historical policy prior to the adoption of ASC 718. We apply an estimated annual forfeiture rate of 5%, based on our historical forfeiture experience during the previous six years, in determining the expense recorded in our consolidated statement of operations.
     We recorded expense of $3.2 million and $1.7 million, for the three months ended July 31, 2010 and 2009, respectively, in connection with stock-based awards accounted for under ASC 718. As of July 31, 2010 and 2009, unrecognized stock-based compensation expense of non-vested stock options was $30.1 million and $19.6 million, respectively. As of July 31, 2010, the unrecognized stock-based compensation expense is expected to be recognized using the straight-line method over the required service period of the options. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. In future periods, stock-based compensation expense may increase as we issue additional equity-based awards to continue to attract and retain key employees. Additionally, the guidance requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual number of forfeitures differs from that estimated by management, we will be required to record adjustments to stock-based compensation expense in future periods.
     Our 2007 Employee Stock Purchase Plan, or ESPP, became effective on the effectiveness of our IPO on February 14, 2008. The ESPP provides for consecutive six-month offering periods, except for the first offering period, which commenced on February 14, 2008 and ended on September 15, 2008. The ESPP is compensatory and results in compensation cost accounted for under ASC 718.

We use the Black-Scholes-Merton option pricing model to estimate the fair value of rights to acquire stock granted under the ESPP. For the three months ended July 31, 2010 and 2009, we recorded stock-based compensation expense associated with the ESPP of $0.3 million and $0.2 million, respectively. As of July 31, 2010, unrecognized stock-based compensation expense associated with rights to acquire shares of common stock under the ESPP was $0.2 million.
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on a periodic review of customer accounts, payment patterns and specific collection issues. Where account-specific collection issues are identified, we record a specific allowance based on the amount that we believe will not be collected. For accounts where specific collection issues are not identified, we record a reserve based on the age of the receivables. As of July 31, 2010, we had two customers and one reseller with accounts receivable balances greater than 10% of the Company’s net accounts receivable, with a balance of 17% and 13%, and 13%, respectively. As of April 30, 2010, we had two customers that accounted for 15% and 10%, respectively, of our net accounts receivable.
Accounting for Income Taxes
     Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.
     Our provision for income taxes is calculated in accordance with ASC 740, Accounting for Income Taxes (including ASC 740-270,Interim Financial Reporting), and FASB interpretation under ASC 740 related to Accounting for Income Taxes in the Interim Period, as amended, and other related guidance, and generally consists of tax expense related to current period earnings. As part of the process of preparing our consolidated financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, including historical levels of income in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. We determine our income tax expense together with calculating the deferred income tax expense or benefit related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets may be recovered through carry back to prior year’s income or through the generation of future taxable income after consideration of tax planning strategies. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed which in turn would affect net income.
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
     We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. During the fourth quarter of fiscal 2010, the IRS notified us of its intent to audit fiscal years 2007 to 2009. During the quarter ended July 31, 2010, the IRS completed its audit and we effectively resolved positions related to research credits. In connection with the settlement of this audit, we reduced the balance of our unrecognized tax benefits that resulted in a tax benefit during the quarter of approximately $0.2 million. Tax years 2001 to 2010 remain open to examination by state tax authorities, and the tax years 2005 to 2010 remain open to examination by the foreign tax authorities.

Results of Operations
     The following table presents our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended
	July 31,
	2010	2009
Revenues:
Products	53.7%	52.9%
Maintenance	34.6	34.5
Services	11.7	12.6

Total revenues	100.0	100.0
Cost of revenues:
Products	6.5	5.6
Maintenance	5.4	5.6
Services	9.4	7.6

Total cost of revenues	21.3	18.8

Gross margin	78.7	81.2
Operating expenses:
Research and development	15.4	16.2
Sales and marketing	37.4	42.8
General and administrative	15.6	17.4

Total operating expenses	68.4	76.4

Income from operations	10.3%	4.8%

Comparison of the Three Months Ended July 31, 2010 and 2009
Revenues
     Revenues for the three-months ended July 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Change in
	2010	2009	Change in Dollars	Percent
Products	$25,833	$18,265	$7,568	41.4%
Percentage of total revenues	53.7%	52.9%
Maintenance	16,649	11,919	4,730	39.7%
Percentage of total revenues	34.6%	34.5%
Services	5,654	4,371	1,283	29.4%
Percentage of total revenues	11.7%	12.6%

Total revenues	$48,136	$34,555	$13,581	39.3%

     Product Revenues. Product revenues for the three months ended July 31, 2010 included revenues of $8.5 million from 75 new customers and revenues of $17.3 million from existing customers. New customer revenues from 75 customers for the three months ended July 31, 2010 increased by $1.0 million compared to new customer revenues from 35 customers for the three months ended July 31, 2009. The increase in the number of new customers from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was primarily driven by a significant increase in the number of new customers in Europe Middle East and Africa, or EMEA. Many of these new customers purchased our logger products to meet newly effective data privacy compliance requirements. EMEA transactions are typically sold through our channel partners and are smaller in transaction size relative to transactions with the Americas, with average transaction sizes that have remained relatively consistent from period to period. The increase in new customer revenue from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 was primarily due to the increased success of our channel business in EMEA. Existing customer revenues for the three months ended July 31, 2010 increased by $6.6 million compared to existing customer revenues for the three months ended July 31, 2009. The increase was driven primarily by strength from our existing customers in the Americas as these customers continue to expand their deployments of our ESM product and our logger product as well as purchases focused on the expansion of the deployment of our products more broadly across their IT infrastructure. We anticipate that the mix of product revenues from new and existing customers could fluctuate from period to period as a result of the transaction size, product mix, impact of the recovering economic environment and related geography of each revenue transaction.
     Maintenance Revenues. Maintenance revenues increased $4.7 million for the three months ended July 31, 2010 compared to July 31, 2009, as a result of providing support services to a larger installed base as well as the incremental maintenance revenues from increased product sales.
     Services Revenues. Services revenues increased by $1.3 million for the three months ended July 31, 2010 compared to July 31, 2009, primarily due to SOC staffing and management engagements, in addition to increased consulting service billings related to a larger installed base of customers.
     Geographic Regions. We sell our product in three geographic regions: Americas; EMEA; and Asia Pacific. Revenues, which include product, maintenance and service revenues in absolute amounts and as a percentage of total revenues for each region are summarized in the following table (in thousands, except percentages):

	Three Months Ended
	July 31,		Change in	Change in
	2010	2009	Dollars	Percent
Americas	$38,752	$28,722	$10,030	34.9%
Percentage of total revenue	80.5%	83.1%
EMEA	7,451	4,771	2,680	56.2%
Percentage of total revenue	15.5%	13.8%
Asia Pacific	1,933	1,062	871	82.0%
Percentage of total revenue	4.0%	3.1%

Total revenue	$48,136	$34,555	$13,581	39.3%

     Revenues from the EMEA region increased in both absolute dollars and as a percentage of total revenues, during the three months ended July 31, 2010 as a result of the improved economic conditions in that region, compliance with newly effective regulatory mandates, and the larger number of transactions sold through our channel partners. We experienced an increase in revenues in the Americas region in absolute dollars, but a decrease in percentage of total revenues year over year, primarily due to the significantly higher growth in the EMEA region. Asia Pacific increased in absolute dollars as well as in percentage of revenue, as a result of improved sales execution in this territory.
Cost of Revenues and Gross Margin
     The following table is a summary of cost of product, maintenance, and services revenues in absolute amounts (in thousands, except percentages):

	Three Months Ended
	July 31,		Change in	Change in
	2010	2009	Dollars	Percent
Products	$3,108	$1,944	$1,164	59.9%
Maintenance	2,623	1,925	698	36.3%
Services	4,541	2,630	1,911	72.7%

Total cost of revenues	$10,272	$6,499	$3,773	58.1%

     The following table is a summary of gross profit for products, maintenance, and services and their respective gross margins (in thousands, except percentages):

	Three Months Ended
	July 31,
	2010	2009
Gross margin
Products	$22,725	$16,321
Percentage of product revenues	88.0%	89.4%
Maintenance	14,026	9,994
Percentage of maintenance revenues	84.2%	83.8%
Services	1,113	1,741
Percentage of services revenues	19.7%	39.8%

Total gross margin	$37,864	$28,056
Percentage of total revenues	78.7%	81.2%

     Cost of Product Revenues and Gross Margin. Cost of product revenues increased by $1.2 million for the three months ended July 31, 2010, compared to the three months ended July 31, 2009, primarily due to increased ArcSight Logger product cost of goods of $1.1 million related to increased ArcSight Logger product sales. Product gross margin as a percentage of product revenues decreased by 1.4% as a percentage of product revenues for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, due to lower margin appliance revenue contributing a higher percentage of product revenues than the prior year. While we expect appliance revenues to generally represent less than half of product revenues going forward, the mix of software and appliance product revenues will likely fluctuate from quarter to quarter, potentially negatively impacting product gross margins in the quarter.
     Cost of Maintenance Revenues and Gross Margin. Cost of maintenance revenues increased by $0.7 million for the three months ended July 31, 2010 compared to July 31, 2009, due primarily to increased compensation-related expenses of $0.5 million related to increased head count and cost per employee. Maintenance gross margin as a percentage of maintenance revenues remained relatively consistent increasing slightly by 0.4% for the three months ended July 31, 2010 compared to July 31, 2009, due primarily to our installed base growing more quickly than corresponding growth in our support organization and associated costs.
     Cost of Services Revenues and Gross Margin. Cost of services revenues increased by $1.9 million for the three months ended July 31, 2010 compared to July 31, 2009, due primarily to increased compensation-related expenses of $1.1 million related to increased head count and cost per employee. Additionally, the use of external consultants and consultant travel and entertainment increased by $0.4 million and $0.3 million, respectively. Services gross margin as a percentage of services revenues decreased by 20.1 percentage points to 19.7% for the three months ended July 31, 2010 from 39.8% for the three months ended July 31, 2009, due primarily to the increase in fixed infrastructure costs to manage and grow this service offering and the use of higher cost external consultants to staff such engagements, while we continue to hire internally to staff our growing services business. In addition, differences in the timing of costs incurred and related revenue recognition on our SOC engagements negatively impacted our gross margins in the three months ended July 31, 2010. Our SOC services business is still in its early growth phase and accordingly we are incurring fixed incremental costs ahead of the potential revenue opportunity thereby realizing lower gross margins. We expect that as the number of SOC engagement increases in the future that the larger amount of revenue from these engagements will more than offset these fixed costs resulting in higher gross margins.

Operating Expenses
     The following table is a summary of research and development, sales and marketing, and general and administrative expenses in absolute amounts and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended
	July 31,		Change in	Change in
	2010	2009	Dollars	Percent
Research and Development	$7,406	$5,598	$1,808	32.3%
Percentage of total revenues	15.4%	16.2%
Sales and Marketing	17,996	14,785	3,211	21.7%
Percentage of total revenues	37.4%	42.8%
General and Administrative	7,513	6,018	1,495	24.8%
Percentage of total revenues	15.6%	17.4%

Total operating expenses	$32,915	$26,401	$6,514	24.7%
Percentage of total revenues	68.4%	76.4%

     Research and Development Expenses. The increase in research and development expenses for the three months ended July 31, 2010 of $1.8 million compared to the three months ended July 31, 2009 was primarily attributable to an increase of $1.1 million in compensation and an increase of $0.4 million in stock-based compensation expense, associated with an increase in research and development personnel from 115 to 131 at the respective period ends. We plan to continue hiring to extend our product platform. We expect research and development expenses to continue to increase in absolute dollars.
     Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended July 31, 2010 of $3.2 million compared to the three months ended July 31, 2009, was primarily attributable to an increase of $2.6 million in compensation-related expense of which $0.2 million related to commission plan expenses associated with increased sales orders generated. Of this compensation expense, an increase of $2.0 million was due to an increase in sales and marketing personnel from 158 to 183 at the respective period ends, associated with significant growth across our sales organization. We plan to continue hiring in line with our growth opportunities. The increase also includes an increase in travel and entertainment and conference and department offsite expenses of $0.4 million. As a result, we expect sales and marketing expenses to continue to increase in absolute dollars.
     General and Administrative Expenses. The increase in general and administrative expenses of $1.5 million for the three months ended July 31, 2010, compared to the three months ended July 31, 2009, was associated with an increase of $1.0 million in compensation-related expenses attributed to an increase in general administrative personnel from 57 to 74 at the respective period ends, due primarily to hiring in our Information Technology and Finance and Accounting areas in support of infrastructure growth. The increase also includes an increase in external consultants and temporary help of $0.2 million related to IT infrastructure projects, an increase of $0.3 million in third-party software support and maintenance expenses, and a net decrease of $0.3 million in legal, audit and tax advisory service fees.

Non-Operating Expenses
     The following table is a summary of interest income and other expenses, net (in thousands, except percentages):

	Three Months Ended
	July 31,		Change in	Change in
	2010	2009	Dollars	Percent
Interest income	$43	$28	$15	53.6%
Percentage of total revenues	0.1%	0.1%
Other income (expense), net	(59)	(117)	58	49.6%
Percentage of total revenues	(0.1)%	(0.4)%
Provision for (benefit from) income taxes	1,904	551	1,353	245.6%
Percentage of total revenues	4.0%	1.6%

Total non-operating income (expense)	$(1,920)	$(640)	$(1,280)	(200.0)%
Percentage of total revenues	(4.0)%	(1.9)%

     Interest Income. The slight increase in interest income of $15,000 for the three months ended July 31, 2010 compared to July 31, 2009 was primarily attributable to an increased cash, cash equivalents and marketable securities balance during the first quarter of fiscal 2011.
     Other Expense, Net. Other expense, net, for the three months ended July 31, 2010 compared to July 31, 2009 improved as a result of a slight decrease in interest expense as well as decreased foreign currency losses due to economic improvements.
     Provision for Income Taxes. For the three months ended July 31, 2010, we recorded a provision for income taxes of $1.9 million. The effective tax rate for the three months ended July 31, 2010 is 38.6%, and is based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter, namely the tax benefit of stock option transactions and income tax uncertainties. Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, non-deductible stock-based compensation, the Domestic Manufacturing Deduction, and various discrete items.
     For the three months ended July 31, 2009, we recorded a provision for income taxes of $0.6 million. The effective tax rate for the three months ended July 31, 2009 was 35.4% and was based on our estimated taxable income for the year, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded is primarily due to the impact of nondeductible ASC 718 stock-based compensation expenses, offset by the use of net operating loss carry-forwards and tax credits.
Liquidity and Capital Resources
     From our inception in May 2000 through October 2002, we funded our operations primarily through convertible preferred stock financings that raised a total of $26.8 million. We achieved positive cash flows from operations in fiscal 2004 through 2009, and generated $45.7 million of cash from our operating activities during fiscal 2010 compared to $16.8 million of cash from our operating activities during fiscal 2009. We generated $3.4 million of cash from our operations during the first quarter of fiscal 2011. We generally expect to continue generating positive operating cash flows on an annual basis. There may be individual quarters in which we use cash as a result of the timing of receipts or payments such as receipt of a large receivable from a customer whose revenue is recognized on a cash basis or payment of annual bonuses in the first quarter of a fiscal year. As we have continued to generate cash, we invested $15.0 million and $25.0 million into marketable security investments during the first quarter of fiscal 2011 and fiscal 2010, respectively, of which $20.0 million remains invested as of July 31, 2010. These marketable securities consist of certificates of deposit and U.S. Treasury notes invested with financial institutions that we believe to be financially sound, in order to minimize our credit risk. Additionally in February 2008, we completed our IPO in which we sold 6,000,000 shares of common stock at an issue price of $9.00 per share. We raised a total of $54.0 million in gross proceeds from our IPO, or $45.9 million in net proceeds after deducting underwriting discounts and offering expenses.
     At July 31, 2010, we had cash, cash equivalent and marketable securities totaling $150.7 million and accounts receivable of

$30.5 million, compared to $149.4 million of cash, cash equivalents and marketable securities and $33.6 million of accounts receivable at April 30, 2010.
     Historically our principal uses of cash have consisted of payroll and other operating expenses and purchases of property and equipment to support our growth. In fiscal 2007, we used $7.2 million in cash to purchase the assets of Enira Technologies, LLC and pay acquisition costs.
     The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months Ended
	July 31,
	2010	2009
Net cash provided by operating activities	$3,354	$8,990
Net cash used in investing activities	(11,147)	(1,339)
Net cash provided by financing activities	1,132	3,216
Operating Activities
     We have reported net income for both the three months ended July 31, 2010 and three months ended July 31, 2009. Our operating activities have provided positive cash flows, primarily due to cash received from collections from customers. Our cash flows from operating activities in any period will continue to be significantly influenced by our results of operations, changes in deferred revenues, as well as changes in other components of our working capital.
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
     We generated $3.4 million of cash from operating activities during the three months ended July 31, 2010, primarily as a result of a decrease of $3.0 million in accounts receivable due to strong collections efforts, an increase in other accrued liabilities of $3.2 million, and a decrease of $2.5 million in prepaid expenses and other assets, offset by a decrease of $5.0 million in accrued compensation and benefits related to payments of sales commission and performance bonuses earned during fiscal 2010, a reduction in deferred revenue of $5.0 million, and further offset by a decrease of $0.8 million in accounts payable due to the timing of payments. In addition, we had a net income of $3.0 million for this period, which included non-cash charges of $3.5 million for stock-based compensation expense and $0.7 million of depreciation and amortization.
     We generated $9.0 million of cash from operating activities during the three months ended July 31, 2009, primarily as a result of a $11.0 million decrease in accounts receivable due to strong collections efforts associated with our relatively high accounts receivable balance as of April 30, 2009, an increase of $2.2 million in accounts payable due to the timing of payments, offset by a decrease of $5.2 million in accrued compensation and benefits related to payments of sales commission and performance bonuses earned during fiscal 2009, and a reduction in deferred revenue of $3.2 million. In addition, we had a net income of $1.0 million for this period, which included non-cash charges of $1.9 million for stock-based compensation expense and $0.8 million of depreciation and amortization.

Investing Activities
     During the three months ended July 31, 2010, we used $11.1 million in cash for investing activities, comprised primarily of net purchases of $8.0 million in short-term held to maturity investments and $3.1 million in capital expenditures primarily associated with software acquired in support of our ERP software implementation. During the three months ended July 31, 2009, we used $1.3 million in cash for investing activities, comprised primarily of capital expenditures associated with software acquired in support of our enterprise resource planning (ERP) software implementation.
Financing Activities
     During the three months ended July 31, 2010, $1.1 million of cash was provided by financing activities, comprised primarily of $1.0 million of net proceeds from the exercise of stock options, and $0.8 million from tax benefits related to disqualifying dispositions associated with stock-based compensation, offset by $0.6 million in payments for prepaid software licenses used as a component in our product sales. During the three months ended July 31, 2009, $3.2 million of cash was provided by financing activities, comprised primarily of $3.7 million of net proceeds from the exercise of stock options, and $0.2 million from tax benefits related to disqualifying dispositions associated with stock-based compensation, offset by $0.6 million in payments for prepaid software licenses used as a component in our product sales.
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
Off-Balance Sheet Arrangements
     As of July 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Contractual Obligations and Commitments
     There have been no material changes in our contractual obligations during the three months ended July 31, 2010 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010
Recent Accounting Pronouncements
     Refer to the discussion of recent accounting pronouncements in Note 2 Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our market risk exposures during the three months ended July 31, 2010 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

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
     Based on the aforementioned evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

     In addition to other risk factors listed in this section, factors that may affect our operating results include:
•	the timing of our sales during the quarter, particularly since a large portion of our sales occurs in the last few weeks of the quarter and loss or delay of a few large contracts may have a significant adverse impact on our operating results;

•	changes in the mix of revenues attributable to higher-margin revenues from ESM products as opposed to lower-margin revenues from sales of our appliance products;

•	the timing of satisfying revenue recognition criteria, including, for example, establishing vendor-specific objective evidence of fair value, or VSOE, for new products and maintaining VSOE for maintenance and services, particularly where we accrue the associated commission expense in a different period;

•	changes in the renewal rate of maintenance agreements;

•	our ability to estimate warranty claims accurately;

•	general economic conditions, both domestically and in our foreign markets, and economic conditions specifically affecting industries in which our customers participate, such as the impact of the continuing instability in global and U.S. economic and financial market conditions; and

•	the impact of Accounting Standards Codification, or ASC, Topic ASC 740-10, Accounting for Uncertainty in Income Taxes, which requires us to establish reserves for uncertain tax positions and accrue potential tax penalties and interest.
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
     We have a history of losses, and we may not be profitable in the future.
     We believe that the market for our products is still in the early stages of development, but may be entering a stage of more widespread adoption. Because the market for our products is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our operating results and the ultimate size of the market for our products. Although we recorded net income of $3.0 million, $28.4 million and $9.9 million for the three months ended July 31, 2010 and the fiscal years ended April 30, 2010 and April 30, 2009, respectively, we have a history of losses from operations, incurring losses from operations of $1.4 million, $0.3 million and $16.8 million for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. As of July 31, 2010, our accumulated deficit was $5.4 million. We expect our operating expenses to increase over the next several years as we hire additional sales and marketing personnel, expand and improve the effectiveness of our distribution channel program and develop our technology and new products. In addition, we have incurred, and anticipate that we will continue to incur, significant legal, accounting and other expenses relating to being a public company. If our revenues do not increase to offset these expected increases in operating expenses, we may not continue to be profitable in future periods. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue, Cost of Revenues and Operating Expenses.” Further, in future periods, our revenues could decline and, accordingly, we may not be able to sustain or increase profitability on a consistent basis, which may result in a decline in our common stock price.
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
     We derive a portion of our revenues from contracts with federal, state, local and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenues from sales to agencies of the U.S. federal government, either directly by us or through systems integrators and other resellers. In the three months ended July 31, 2010 and the fiscal years ended April 30, 2010, 2009 and 2008, we derived 31%, 32%, 22% and 20% of our revenues, respectively, from contracts with agencies of the U.S. federal government. Accordingly:
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
     We face intense competition in our market, and we may be unable to simultaneously compete effectively for enterprise threat and risk management opportunities at both the large enterprise level and for smaller mid-size customers.
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
     We anticipate that mergers, acquisitions or consolidations by and among actual and potential competitors will continue to accelerate. For example, in the last five years, Intel has recently announced an agreement to acquire McAfee, IBM has acquired Internet Security Systems, Inc., Micromuse and Consul, Novell acquired e-Security, EMC acquired Network Intelligence and Archer Technologies and TrustWave acquired Intellitactics. Acquisitions such as these present heightened competitive challenges to our business. The consolidation in our industry increases the likelihood of competition based on integration or bundling, particularly where their products and offerings are effectively integrated, and we believe that consolidation in our industry may increase the competitive pressures we face on all our products. If we are unable to sufficiently differentiate our products from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for those products, which would adversely affect our business, operating results and financial condition. Further, it is possible that continued industry consolidation may impact customers’ perceptions of the viability of smaller or even medium-sized software firms and consequently customers’ willingness to purchase from such firms. Similarly, if customers seek to concentrate their software purchases in the product portfolios of a few large providers, we may be at a competitive disadvantage notwithstanding the superior performance that we believe our products can deliver. We believe that in order to remain competitive at the large enterprise level, we will need to develop and expand relationships with the large system integrators that provide broad ranging products and services for these governmental and civilian customers.
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
     Fulfillment of sales of our appliance products involves hardware manufacturing, inventory, import certification and return merchandise authorization processes. If we fail to accurately predict demand and as a result our manufacturers maintain insufficient hardware inventory or excess inventory, we may be unable to timely deliver ordered products or may have substantial inventory expense. Because our channel partners do not purchase our products in advance of customer orders, we may face additional difficulty in accurately forecasting demand for our hardware products. This difficulty in forecasting could increase as the number of sales transactions that do not directly involve our sales force increases, which is one of the goals of our channel program, since we have limited historical experience upon which to base forecasts for these types of sales transactions. Further, as the size of individual orders increases, we may be unable to cause delivery of unforecasted orders, particularly near the end of quarterly periods. In addition, we primarily use one source for the manufacture and fulfillment of our appliance products. If this equipment vendor fails to manufacture our appliance products or fulfill orders in required volumes, in a timely manner, at a sufficient level of quality, or at all, if it is no longer financially viable or for other reasons, we may be unable to fulfill customer orders and our operating results may fluctuate from period to period, particularly if a disruption occurs near the end of a fiscal period. Disruptions in the manufacture and fulfillment of our products could damage our reputation and relationships with our customers and result in revenue declines and a negative effect on our growth prospects. In addition, if we change our hardware configuration or manufacturer, some countries may require us to reinitiate their import certification process. If we are unable to successfully perform these functions or maintain a relationship with a fulfillment partner that does so for us, our sales, operating results and financial condition may be harmed. In addition, the process of obtaining additional or alternative capacity with a different contract manufacturer would likely result in an increase of cost of goods sold, which could negatively impact our financial performance if we are unable to offset such increases with increases in the prices we charge our customers.
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
     In the three months ended July 31, 2010 and the fiscal years ended April 30, 2010, 2009 and 2008, we derived 27%, 29%, 27% and 33% of our revenues, respectively, from customers outside the United States, and we are continuing to expand our international operations as part of our growth strategy. We currently have sales personnel and sales and support operations in Australia, Brazil, Canada, China, Dubai, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Poland, Singapore, Spain and the United Kingdom. Our international operations subject us to a variety of risks, including:
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
     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have thirteen issued patents and a number of patent applications pending in the United States, internationally and in specific foreign countries. Our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted at all. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
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
     In order to protect our proprietary technology, processes and methods, we rely in part on confidentiality agreements with our partners, employees, consultants, advisors and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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
     We utilize various types of software licensed from unaffiliated third parties in order to provide certain elements of our product offering. For example, we license database software from Oracle that we integrate with our ESM product. Our agreement with Oracle permits us to distribute Oracle software in our products to our customers and partners worldwide through May 2011. See the section entitled “Item 1. Business—Intellectual Property—Oracle License Agreement” in Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. Any errors or defects in this third-party software could result in errors that could harm our business. In addition, licensed software may not continue to be available on commercially reasonable terms, or at all. While we believe that there are currently adequate replacements for third-party software, any loss of the right to use any of this software could result in delays in producing or delivering our software until equivalent technology is identified and integrated, which delays could harm our business. Our business would be disrupted if any of the software we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our products to function with software available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in our product shipments and the release of new product offerings. Furthermore, we might be forced to limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software licenses, we could face significant delays and diversion of resources in attempting to license and integrate a functional equivalent of the software.
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
     We operate in an emerging market and have experienced, and may continue to experience, significant expansion of our operations. In particular, we grew from 400 employees as of April 30, 2009 to 512 employees as of April 30, 2010, and then to 526 employees as of July 31, 2010. This growth has placed, and will continue to place, a strain on our employees, management systems and other resources. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.
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
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms. As part of this effort, we have licensed, and are in the process of completing the first phase of the implementation of, a new company-wide integrated enterprise resource planning, or ERP, system to handle our various business, operating and financial processes. In addition, we are in the process of planning and implementing additional phases of our full ERP system. The implementation of the ERP system has been and will continue to be an extremely complex and time-consuming project. If we failed to properly implement the first phase, or we experience delays in or improper implementation of future phases, of the new ERP system, we may fail to maintain effective internal control over financial reporting and our operating results may suffer.
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
     Our products incorporate encryption technology and may be exported outside the U.S. only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our products may prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether. In addition, various countries regulate the import of encryption technology and our appliance-based products and have enacted laws that could limit our ability to distribute products, could create delays in the introduction of our products in those countries or could limit our customers’ ability to implement our products in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by existing customers with international operations, declining adoption of our products by new customers with international operations and decreased revenues. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties and our products may be denied entry into other countries.
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
     The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•	ratings or other changes by any securities analysts who follow our company or our industry;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, such as the continuing volatility in the financial markets;
•	rumors and market speculation involving ArcSight or other companies in our industry;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
     In addition, as of September 1, 2010 our directors and executive officers, together with their affiliates, beneficially own in the aggregate 19.8% of our outstanding common stock (including options exercisable by those holders within 60 days of that date). Further, holders that together with their affiliates, hold 5% or more of our outstanding common stock, but who are not affiliated with our directors and executive officers, beneficially own in the aggregate an additional 20.1% of our outstanding common stock as of September 1, 2010. As a result, our directors and officers and their affiliates, collectively, or our largest stockholders, acting together, may be able to impede a merger, consolidation or sale of all or substantially all of our assets.
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
     The net proceeds to us of our IPO after deducting underwriters’ discounts and offering expenses were $45.9 million. Through July 31, 2010, we did not use any of the net proceeds. We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions. Although we may also use a portion of the net proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business, we have no present understandings, commitments or agreements to enter into any acquisitions or make any investments using the net proceeds from our IPO.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.01	Amended Fiscal Year 2011 Management Bonus Plan.

10.02	Amended Sales Commission Plan – FY 2011 (Kevin P. Mosher).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCSIGHT, INC.
Date: September 7, 2010	By:	/s/ Thomas J. Reilly
Thomas J. Reilly
President and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2010	By:	/s/ Stewart Grierson
Stewart Grierson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.01	Amended Fiscal Year 2011 Management Bonus Plan.

10.02	Amended Sales Commission Plan – FY 2011 (Kevin P. Mosher).

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that ArcSight Inc. specifically incorporates it by reference.